Form 10-K
period 2007-12-31
RSC Holdings Inc.
filed 2008-03-14
CIK 1389305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007
-OR-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33485

RSC Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-1669012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6929 E. Greenway Pkwy Scottsdale, Arizona (Address of principal executive offices)	85254 (zip code)

Registrant’s telephone number, including area code:
(480) 905-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐     NO ☑

As of June 29, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $416,601,000 (based on the closing price of RSC Holdings Inc. Common Stock of $20.00 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of March 7, 2008, there were 103,147,575 shares of RSC Holdings Inc. Common Stock outstanding.

Documents Incorporated by Reference:

Certain information in the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on May 29, 2008 are incorporated by reference into Part III hereof.

i

Introductory Note

Unless the context otherwise requires, in this Annual Report on Form 10-K, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., formerly known as Atlas Copco North America Inc., or ACNA, our ultimate parent company, (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior Credit Facilities and in connection with the notes, RSC Holdings III, LLC, (iv) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (v) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (vi) the “Sponsors” means Ripplewood and Oak Hill, (vii) “ACAB” means Atlas Copco AB, and (viii) “ACF” means Atlas Copco Finance S.à.r.l.

The information included herein with respect to RSC Holdings gives effect to a 37.435 for 1 stock split effected on May 18, 2007 by RSC Holdings. The common stock of RSC Holdings is publicly traded on the New York Stock Exchange with the ticker symbol “RRR”.

Cautionary Statement for Forward-Looking Information

All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology.

Forward-looking statements include the statements in this Annual Report regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed under “Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:

•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction and capital investment;

•	increased competition from other companies in our industry and our inability to increase or maintain our prices;

•	risks related to the credit markets willingness to continue to lend to borrowers rated B- and Caa1;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to the environment and customer privacy, among others;

•	fluctuations in fuel or supply costs;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Item 1A of this Annual Report under the caption “Risk Factors.”

ii

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1.	Business

Our Company

Overview

We are one of the largest equipment rental providers in North America. We operate through a network of 473 rental locations across 10 regions in 39 U.S. states and 4 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. During the 18 months ended December 31, 2007, we serviced approximately 465,000 customers primarily in the non-residential construction and industrial markets. For the year ended December 31, 2007, we generated approximately 87% of our revenues from equipment rentals, and we derived the remaining 13% of our revenues from sales of used equipment and other related items. We believe our focus on high margin rental revenues, active fleet management and superior customer service has enabled us to achieve significant market share gains exclusively through organic growth while sustaining attractive returns on capital employed. Through December 31, 2007, we experienced 18 consecutive quarters of positive same store, year-over-year rental revenue growth, with same store rental revenue growth of approximately 11%, 19% and 18% and operating income growth of approximately 8%, 31% and 44% in 2007, 2006 and 2005, respectively.

We rent a broad selection of equipment, primarily to industrial and non-residential construction companies, ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. As of December 31, 2007, our rental fleet had an original equipment cost of $2.7 billion covering over 1,100 categories of equipment. We strive to differentiate our offerings through superior levels of equipment availability, reliability and service. The strength of our fleet lies in its age, condition and diversity. We believe our fleet is the youngest and best maintained in the industry among our key competitors, with an average fleet age of 26 months as of December 31, 2007. Our young fleet age provides us with significant operational flexibility, and we actively manage the condition of our fleet in order to provide customers with well maintained and reliable equipment and to support our premium pricing strategy. Our disciplined fleet management strategy enables us to maintain pricing discipline and optimize fleet utilization and capital expenditures. As a result, we have a high degree of equipment sharing and mobility within regions. This enables us to increase equipment utilization and react quickly by adjusting the fleet size in response to changes in customer demand. In addition to our equipment rental operations, we sell used equipment and merchandise complementary to our rental operations.

Organizational Overview

Prior to November 27, 2006, RSC Holdings was wholly owned by ACAB and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (collectively, “Atlas”). On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement (the “Recapitalization Agreement”) pursuant to which the Sponsors, acquired 85.5% of RSC Holdings (the “Recapitalization”). The Recapitalization closed on November 27, 2006 (the “Recapitalization Closing Date”). Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. RSC Equipment Rental, Inc. is a direct subsidiary of RSC Holdings III, LLC; and RSC Equipment Rental of Canada Ltd., is a direct subsidiary of RSC Equipment Rental, Inc. RSC is the operating entity of RSC Holdings.

RSC Holdings is the sole member of RSC Holdings I, LLC, which, in turn, is the sole member of RSC Holdings II, LLC, which, in turn, is the sole member of RSC Holdings III, LLC. RSC Holdings III, LLC is the parent of RSC. Because RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent.

As part of the Recapitalization, we offered $620 million aggregate principal amount of 9 1/2% Senior Notes due 2014 (the “Notes”). As of the closing of the Recapitalization, on November 27, 2006, we borrowed $1,124 million under the new senior asset-based loan facilities (the “Senior ABL Facilities”) and $1,130 million under the new senior second-lien term loan facility (the “Senior Term Facility”, together with the Senior ABL Facilities, the “Senior Credit Facilities”). As of December 31, 2007 the balance on the Senior Credit Facilities is $1,974.2 million.

RSC Holdings repurchased a portion of its issued and outstanding common stock from Atlas for (i) a purchase price of $3,345 million (the “Purchase Price”), as adjusted pursuant to the terms of the Recapitalization Agreement and (ii) the obligation of RSC Holdings to issue up to $400 million aggregate principal amount of contingent earn-out notes. The principal amount of the contingent earn-out notes is determined based on adjusted EBITDA thresholds. Because RSC Holdings did not meet the cumulative adjusted EBITDA thresholds for the years ended December 31, 2006 and 2007, the maximum remaining contingent earn-out note that can be issued is $250 million.

The Sponsors made a $500 million cash equity investment in RSC Holdings, less a partial return of equity to the Sponsors of $40.0 million, in exchange for a portion of the issued and outstanding common stock of RSC Holdings. Immediately after the Recapitalization, Ripplewood and Oak Hill each owned 42.735% of RSC Holdings’ issued and outstanding capital stock and ACF owned 14.53% of RSC Holdings’ issued and outstanding capital stock. In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by its stockholders. As of December 31, 2007 Ripplewood and Oak Hill each own 33.7% of RSC Holdings’ issued and outstanding common stock and ACF owns 11.5% of RSC Holdings’ issued and outstanding common stock.

Business Strategy

Increase market share and pursue profitable growth.  Through our high quality fleet, large scale and national footprint and superior customer service, we intend to take advantage of the opportunities for profitable growth within the North American equipment rental market by:

•	continuing to drive the profitability of existing branches and pursuing same store growth;

•	continuing to invest in and maintain our high quality fleet to meet local customer demands;

•	leveraging our reputation for superior customer service to increase our customer base;

•	increasing our market penetration by opening new branches in targeted markets to leverage existing infrastructure and customer relationships;

•	increasing our presence in complementary rental and service offerings to increase same store revenues, margins and return on investment;

•	continuing to align incentives for local management teams with both profit and growth targets; and

•	pursuing selected acquisitions in attractive markets, subject to economic conditions.

Further drive profitability, cash flow and return on capital.  We believe there are opportunities to further increase the profitability of our operations by continuing to:

•	focus on the higher margin rental business;

•	actively manage the quality, reliability and availability of our fleet and offer superior customer service, which supports our premium pricing strategy;

•	evaluate each new investment in fleet based on strict return guidelines;

•	deploy and allocate fleet among our operating regions based on pre-specified return thresholds to optimize utilization; and

•	use our size and market presence to achieve economies of scale in capital investment.

Further enhance our industry leading customer service.  We believe that our position as a leading provider of rental equipment to our customers is driven in large part by our superior customer service and our reputation for such service. We intend to continue to provide superior customer service and maintain our reputation for such service. We believe this will allow us to further expand our customer base and increase our share of the fragmented U.S. equipment rental market.

Business

Our business is focused on equipment rental and includes sales of used rental equipment and sales of merchandise that is tied to the use of our rental equipment.

We offer for rent over 1,100 categories of equipment on an hourly, daily, weekly or monthly basis. The type of equipment that we offer ranges from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. Our rental revenues grew from $899.2 million in 2003 to $1,543.2 million in 2007, representing a compound annual growth rate of 14.5%, exclusively through organic growth.

We routinely sell used rental equipment and invest in new equipment to manage the age, size and composition of our fleet and to adjust to changes in demand for specific rental products. We realize what we believe to be attractive sales prices for our used equipment due to our rigorous preventive maintenance program. We sell used rental equipment primarily through our existing branch network and, to a lesser extent through other means, including through third parties such as equipment auctions and brokers. As a convenience for our customers, we offer for sale a broad selection of contractor supplies, including safety equipment such as hard hats and goggles, consumables such as blades and gloves, tools such as ladders and shovels and certain other ancillary products. We also sell a small amount of new equipment.

Operations

We are organized into three geographic divisions and operate in 10 regions across those divisions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Our operating regions typically have 8 to 11 districts headed by a district manager overseeing on average 5 to 6 rental branches and each branch is managed by a branch manager. Our Canadian region has 5 districts and 21 rental branches. In the years ended December 31, 2007, 2006 and 2005, 4.9%, 4.0% and 3.4%, respectively, of our revenue was derived from Canada. As of December 31, 2007 and 2006, 4.8% and 4.0% of our long-lived assets, and 3.6% and 2.9% of our total assets were located in Canada. Please see Note 16 to our notes to consolidated financial statements for further business segment and geographic information.

Operating within guidelines established and overseen by our executive management, regional and district personnel are able to make decisions based on the needs of their customers. Our executive management conducts monthly operating reviews of regional performance and also holds three formal meetings with representatives of each operating region per year. These meetings encompass operational and financial reviews, leadership development and regional near-term strategy. Regional vice presidents, district managers and branch managers are responsible for management and customer service in their respective areas and are directly responsible for the financial performance of their respective region, district and branch, and their variable compensation is tied to the profitability of their area.

Customers

We have long and stable relationships with most of our customers, including the majority of our top 20 accounts. We have steadily increased our account activations per month over several years and during the 18 months ended December 31, 2007, we serviced approximately 465,000 customers, primarily in the non-residential construction and industrial markets. During the year ended December 31, 2007, no one customer accounted for more than 2% of our total revenues, and our top 10 customers combined represented less than 10% of our total revenues. We do not believe the loss of any one customer would have a material adverse effect on our business.

We have a diversified customer base consisting of two major end-markets, non-residential construction, and industrial. Our customers represent a wide variety of industries, such as non-residential construction, petrochemical, paper/pulp and food processing. Further, non-residential construction is comprised of different segments, including: office, power, commercial, healthcare and educational construction. Serving a number of different industries enables us to reduce our dependence on a single or limited number of customers in the same business and somewhat reduces our dependence on construction cycles and the seasonality of our revenues.

Customers from the non-residential construction and industrial markets accounted for approximately 95% of our rental revenues for the year ended December 31, 2007. Non-residential construction customers vary in size from national and regional to local companies and private contractors and typically make use of the entire range of rental equipment and supplies that we offer. Non-residential construction projects vary in terms of length, type of equipment required and location requiring responsive and flexible services.

Industrial customers are largely geographically concentrated along the Gulf Coast of the United States, as well as in industrial centers such as Chicago and Fort McMurray in Alberta, Canada. Rental services for these customers can be grouped into the following activities:

•	“run and maintain,” which relates to day to day maintenance;

•	“turnaround,” which relates to major planned general overhaul of operations; and

•	“capital projects,” which relate to smaller expansion or modification work.

In our experience, industrial customers engage in long-term service contracts with trusted suppliers to meet their equipment requirements. In order to capitalize on this trend, we operate rental yards on-site at the facilities of some of our largest industrial customers pursuant to three to five year contracts that may be cancelled by either party upon 30 days’ notice. Under these contracts, we typically agree to service all of our customers’ equipment rental needs, including products we do not typically rent. We have also developed a proprietary software application, Total Control®, which provides our industrial clients with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers’ enterprise resource planning system.

Residential construction customers are located throughout the country and accounted for approximately 5% of our rental revenues for the year ended December 31, 2007.

Customer Service.  To ensure prompt response to customer needs, we operate a 24/7 in-house call center, which we believe gives us a competitive advantage because few of our competitors provide this service. Our in-house call center staff is highly trained and has access to our customer related databases providing clients with best-in-class service. Additionally, customers have full access to all company employees on call, enabling appropriate support at any time. We also pursue a number of initiatives to assess and enhance customer satisfaction. With the assistance of professional research firms, we conduct customer focus groups to assess brand awareness and overall service quality perception. In addition, we contact approximately 23,000 of our customers annually to determine their overall satisfaction levels. We also test the quality of our service levels by recording randomly selected phone calls with customers for coaching opportunities and to evaluate courtesy and staff knowledge.

Fleet

As of December 31, 2007, our rental fleet had an original equipment cost of $2.7 billion covering over 1,100 categories of equipment, and in the year ended December 31, 2007, our rental revenues were $1,543.2 million. Rental terms for our equipment vary depending on the customer’s needs, and the average rental term in the year ended December 31, 2007 was between seven and ten days. We believe that the size of our purchasing program and the relative importance of our business to our suppliers allow us to purchase fleet at favorable prices and on favorable payment terms. We believe that our highly disciplined approach to acquiring, deploying, sharing, maintaining and divesting fleet represents a key competitive advantage and is one of the main reasons that we lead the industry in profitability and returns on invested capital. The following table provides a breakdown of our fleet in terms of original cost as of December 31, 2007.

Equipment Rental Fleet Breakdown

As of December 31, 2007	% of Total

Aerial Work Platform (AWP) booms	29.3
Fork lifts	22.6
Earth moving	18.1
AWP scissors	11.1
Trucks	4.3
Air	3.4
Generators/Light towers	2.8
Compaction	2.6
Other	5.8

Fleet Management Process.  We believe that our disciplined fleet management process, with its focus on capital efficiency whereby new investments are evaluated on strict return guidelines and at a local level, enables us to maintain optimal fleet utilization. Consistent with our decentralized operating structure, each region is responsible for the quality of its allocated fleet, providing timely fleet maintenance, fleet movement and fleet availability. This process is led by regional fleet directors who make investment/divestment decisions within strict return on investment guidelines. Fleet requirements are first determined at a local level and are then evaluated for potential internal equipment reallocation on a district or regional level. Local revenues are forecasted on a branch-by-branch basis. Regional vice presidents use this information to develop near term regional customer demand estimates and appropriately allocate investment requirements on the basis of targeted utilization and rental rates. As a result of this process, our fleet time utilization has increased from 63.9% for the year ended December 31, 2003 to 72.8% for the year ended December 31, 2007.

The regional fleet process is overseen by our corporate fleet management, which is responsible for the overall allocation of the fleet among and between the regions. We evaluate all electronic investment requests by regional fleet directors and develop and enforce a ceiling for the fleet size for each region based on short-term local outlook, return and efficiency requirements and need at the time, and identify under-utilized equipment for sale or internal transfer.

Corporate fleet management will accept a new capital investment request only if such investment is deemed to achieve a pre-specified return threshold and if the request cannot be satisfied through internal fleet reallocation. Divestments or fleet transfers are evaluated when the fleet generates returns below the pre-specified threshold. If corporate fleet management cannot identify a need for a piece of equipment in any region, the equipment is targeted for sale. We realize what we believe to be attractive sales prices for our used equipment due to our rigorous preventive maintenance program. We sell used rental equipment primarily through our existing branch network and, to a lesser extent through other means, including through third parties such as equipment auctions and brokers.

We also continuously monitor the profitability of our equipment through our information management systems. Each piece of equipment is tracked and evaluated on a number of performance criteria, including time utilization rate, average billing rate, preventive maintenance, age and, most importantly, return on investment. We utilize this data to help guide the transfer of equipment to locations where the highest utilization rates, highest prices and best returns can be achieved. We have tools to identify optimal pricing strategies for rental equipment at the local level. Pricing decisions are made at a local level to reflect current market conditions. Daily reports, which allow for review of agreements by customer or contract, enable local teams to monitor trends and limit discounting that can suppress rental rates.

We have also made proprietary improvements to our information management systems, such as integrating our maintenance and reservation management systems, which prioritize equipment repairs based on customer reservations and time in shop. The majority of major repairs are outsourced to enable RSC to focus on maintenance and parts replacement. We have also implemented a rigorous preventive maintenance program that increases reliability, decreases maintenance costs, extends the equipment’s useful life and improves fleet availability and the ultimate sales price we realize on the sale of used equipment. These initiatives have resulted in a reduction of unavailable fleet as a percentage of total fleet from 16.7% for the year ended December 31, 2003 to 8.5% for the year ended December 31, 2007. In addition, in December 2007, 98.0% of our fleet was current on its manufacturer’s recommended preventive maintenance.

Fleet Procurement.  We believe that our size and focus on long-term supplier relationships enable us to purchase equipment directly from manufacturers at favorable prices and on favorable terms. We do not enter into long-term purchase agreements with equipment suppliers because we wish to preserve our ability to respond quickly and beneficially to changes in demand for rental equipment. To ensure security of supply, we do, however, maintain non-binding arrangements with our key suppliers whereby we communicate frequently with our suppliers so that they can plan their production capacity needs. Accordingly, original equipment manufacturers deliver equipment to our facilities based on our current needs in terms of quantity and timing. We have negotiated favorable payment terms with the majority of our equipment suppliers. We believe that our ability to purchase equipment on what we believe are favorable terms represents a key competitive advantage afforded to us by the scale of our operations.

Over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to two suppliers each for almost all major equipment categories that we offer for rent. We believe that we could readily replace any of our existing suppliers if it were no longer advantageous to purchase equipment from them. Our major equipment suppliers include JLG, Genie, Skyjack and John Deere. In 2007, we purchased $580.2 million of new rental equipment compared to $721.3 million and $691.9 million in 2006 and 2005, respectively.

Fleet Age.  We believe our diverse equipment fleet is the youngest, best maintained and most reliable in our industry among our key competitors. From December 31, 2003 to December 31, 2007, the average age of our fleet declined from 44 months to 26 months. We expect our fleet to age a few months in 2008, as we purchase less new fleet compared to 2006 and 2007. Through our fleet management process discussed above under “Fleet Management Process,” we actively manage the condition of our fleet to provide customers with well maintained and reliable equipment and to support our premium pricing strategy.

Sales and Marketing

We market our products and services through:

•	a branch-based sales force operating out of our network of local branches;

•	local and national advertising efforts; and

•	our self-service, web-based solution: RSC Online®.

Sales Force.  We believe that our sales force is one of the industry’s most productive and highly trained. As of December 31, 2007, we had an inside sales team performing a variety of functions such as handling inbound customer rental requests and servicing customers at each branch and 737 outside sales employees servicing existing customers and soliciting new business on construction or industrial sites. Our sales force uses a proprietary territory management software application to target customers in their specific area, and we develop customized marketing programs for use by our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are required to attend frequent in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by regional sales and marketing managers.

RSC Online®.  We provide our customers with a self-service, web-based solution: RSC Online®. Our customers can reserve equipment online, review reports, use our report writer tool to create customized reports, terminate rental equipment reservations, schedule pick-ups and make electronic payments 24 hours a day, 7 days a week. In addition, we maintain a home page on the Internet (http://www.rscrental.com) that includes a description of our products and services, our geographic locations and our online catalogue of used rental equipment for sale, as well as live 24/7 “click to chat” support.

Information Systems

We operate a highly customized rental information management system through which key operational and financial information is made available on a daily basis. Our executive management team uses this information to monitor current business activities closely, looking at customer trends and proactively responding to changes in the marketplace. Our enterprise resource management system is comprised of software licensed from Wynne Systems, Inc. and a number of proprietary enhancements covering, among others, financial performance, fleet utilization, service, maintenance and pricing. The system fully integrates all branch operations such as rentals, sales, service and cash management, with the corporate activities, including finance, fixed asset and inventory management. All rental transactions are processed real-time through a centralized server and the system can be accessed by any employee at the point of sale to determine equipment availability, pricing and other customer specific information. Primary business servers are outsourced to IBM, including the provision of a disaster recovery system.

Members of our management can access all of these systems and databases throughout the day at all of our locations or through the Internet via a secure key to analyze items such as:

•	fleet utilization and return on investment by individual asset, equipment category, branch, district or region;

•	pricing and discounting trends by branch, district, region, salesperson, equipment category or customer;

•	revenue trends by branch, district, region, salesperson, equipment category or customer; and

•	financial results and performance of branches, districts, regions and the overall company.

We believe that our use of information technology is a key component in our successful performance and that continued investment in this area will help us maintain and improve upon our customer satisfaction, responsiveness and flexibility.

Intellectual Property

We have registered or are in the process of registering the marks RSC and RSC Equipment Rental and certain other trademarks in the United States and Canada. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks.

Competition

The equipment rental industry is highly competitive and highly fragmented, with large numbers of companies operating on a regional or local scale. Our competitors in the equipment rental industry range from other large national companies to small regional and local businesses. The number of industry participants operating on a national scale is, however, much smaller. We are one of the principal national-scale industry participants in the United States and Canada; the other national-scale industry participants being United Rentals, Inc., Hertz Equipment Rental Corporation and Sunbelt Rentals. Certain of our key regional competitors are Neff Rental, Inc., NES, Ahern Rentals, Inc. and Sunstate Equipment Co. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States and Canada.

Competition in the equipment rental industry is intense, and is defined by equipment availability, reliability, service and price. Our competitors, some of which may have access to substantial capital, may seek to compete aggressively on the basis of pricing or new fleet availability. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume.

Employees

As of December 31, 2007, we had 5,486 employees. Employee benefits in effect include group life insurance, medical and dental insurance and a defined contribution pension plan. Labor contracts covering the terms of employment of approximately 121 of our employees are presently in effect under 8 collective bargaining agreements with local unions relating to 21 separate rental locations in 7 states. We may be unable to negotiate new labor contracts on terms advantageous to us or without labor interruptions. We have had no material work stoppage as a result of labor problems during the last five years. We believe our labor relations to be good.

Regulatory Matters

Environmental, Health and Safety Matters

Our operations are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations. These laws regulate releases of petroleum products and other hazardous substances into the environment as well as storage, treatment, transport and disposal of wastes, wastewater, stormwater and air quality and the remediation of soil and groundwater contamination. These laws also regulate our ownership and operation of tanks used for the storage of petroleum products and other regulated substances.

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the investigation and cleanup of contamination at or emanating from currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Some of these laws impose strict and in certain circumstances joint and several liability on current and former owners or operators of contaminated sites for costs of investigation and remediation. We cannot assure you that compliance with existing or future environmental, health and safety requirements will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flow.

We are currently remediating contamination at several current and former facilities. Our activity primarily relates to investigating and remediating soil and groundwater contamination at various current and former facilities, which contamination may have been caused by historical operations (including operations conducted prior to our involvement at a site) or releases of regulated materials from underground storage tanks or other sources.

We rely heavily on outside environmental engineering and consulting firms to assist us in complying with environmental laws. While our environmental, health and safety compliance costs are not expected to have a material impact on our financial position, we do incur significant costs to purchase and maintain wash racks and storage tanks and to minimize any unexpected releases of regulated materials from such sources.

Transportation, Delivery and Sales Fleet

We lease at variable interest rates vehicles we use for transportation and delivery of fleet equipment and vehicles used by our sales force under capital leases with leases typically ranging from 48 to 96 months. Our delivery fleet includes tractor trailers, delivery trucks and service vehicles. The vehicles used by our sales force are primarily pickup trucks. Capital lease obligations amounted to $142.0 million and $128.7 million at December 31, 2007 and 2006, respectively, and we had approximately 4,100 units and 3,800 units leased at December 31, 2007 and 2006, respectively.

Management

Set forth below are the names, ages and positions of our directors and executive officers as of March 14, 2008.

Name	Age	Position

Erik Olsson	44	President, Chief Executive Officer and Director
Charles Foster	48	Senior Vice President of Operations
Homer Graham	56	Senior Vice President of Operations
Kevin Groman	37	Senior Vice President, General Counsel and Corporate Secretary
Phillip Hobson	41	Senior Vice President, Corporate Operations
David Ledlow	49	Senior Vice President of Operations
David Mathieson	53	Senior Vice President and Chief Financial Officer
Joseph Turturica	40	Senior Vice President and Chief People Officer

Erik Olsson has served as President and Chief Executive Officer of RSC since August 2006. Mr. Olsson joined RSC in 2001 as Chief Financial Officer and in 2005 became RSC’s Chief Operating Officer. During the 13 years prior to 2001, Mr. Olsson held various senior financial management positions at Atlas Copco Group in Sweden, Brazil and the United States, most recently serving as Chief Financial Officer for Milwaukee Electric Tool Corporation in Milwaukee, Wisconsin, an Atlas Copco Group owned company at that time, from 1998 to 2000.

Charles Foster has served as Senior Vice President, Operations (Southeast, Southern, South Central and Texas Regions) of RSC since 2006. Mr. Foster joined the corporation in 1984 as a management trainee of Prime Equipment, a predecessor to Prime Service, Inc., which merged into Rental Service Corporation to form RSC. Mr. Foster has held several management positions within RSC, including Regional Vice President for operations in Georgia, Florida and Alabama, Regional Vice President for the Southern Region from 2001 to 2004 and, most recently, Regional Vice President for the Southeast Region from 2004 to 2006.

Homer Graham has served as Senior Vice President, Operations (Northeast, Midwest and Great Lakes Regions) of RSC since 2006. Mr. Graham joined Rental Service Corporation, a predecessor to RSC, in 1998, holding various field management positions, serving most recently as Regional Vice President for the Northeast Region. Prior to joining RSC, Mr. Graham served as a general manager for Approved Equipment Company, later acquiring the company and operating it for 18 years.

Kevin Groman has served as Senior Vice President, General Counsel and Corporate Secretary of RSC since December 2006. Prior to joining RSC, Mr. Groman served as Vice President, Associate General Counsel, Deputy Compliance Officer and Assistant Secretary of PetSmart, Inc., a specialty pet retail supplies and services company. Mr. Groman held various positions at PetSmart from 2000 to 2006. From 1995 to 2000, Mr. Groman held several counsel positions including Senior Counsel and Assistant Secretary with CSK Auto Corporation, an auto parts retailer operating under the names Checker, Schuck’s, and Kragen Auto Parts Stores.

Phillip Hobson has served as Senior Vice President, Corporate Operations of RSC since February 2007. From 2005 to 2007, Mr. Hobson served as Vice President, Innovation, and as its Director of Internal Audit from 2004 to 2005. From 2002 to 2004 he served as Director of Financial Planning, and he joined RSC in 1998, as a financial analyst. Prior to joining RSC, Mr. Hobson held various financial management related positions with Sunstate Equipment Co. and the Northwest Division of Pizza Hut.

David Ledlow has served as Senior Vice President, Operations (Mountain, Western and Canadian Regions) of RSC since 2006. Mr. Ledlow joined Rental Service Corporation, a predecessor to RSC, in 1984 and has occupied positions in outside sales, sales management, regional management, and served as Regional Vice President for the Southeast Region from 1996 to 2000 and Regional Vice President for the Western/Mountain Region from 2001 to 2006. Prior to joining RSC, Mr. Ledlow was Vice President of Sales at Walker Jones Equipment, a company later acquired by Rental Service Corporation, a predecessor to RSC.

David Mathieson has served as Senior Vice President and Chief Financial Officer of RSC since January 2008. Most recently, he was Senior Vice President and Chief Financial Officer of Milwaukee-based Brady Corporation, a position he held since 2003. Prior to joining Brady in 2001, Mr. Mathieson had a 20 year career with Honeywell International Inc., in the U.S. and in several European countries, last serving as Vice President and Chief Financial Officer, Honeywell EMEA in Brussels, Belgium. Mr. Mathieson is a Fellow of the Chartered Management Accounting Institute in the U.K. and studied for this qualification at Glasgow College of Commerce and Glasgow Caledonian University. He is a member of the Board of Directors of Tennant Company.

Joseph Turturica has served as Senior Vice President and Chief People Officer of RSC since 2006. Mr. Turturica joined RSC as Vice President of Human Resources in 2005. Prior to RSC, Mr. Turturica served as Vice President of Staffing and Associate Relations at Penske Truck Leasing from 2000 to 2005 and Vice President of Human Resources at Detroit Diesel Corporation, an affiliate of Penske Corporation from 1994 to 2000.

Available Information

We make available, free of charge through our Internet web-site (www.RSCrental.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”).

The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web-site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RECENT TRANSACTIONS

The Recapitalization

Pursuant to the Recapitalization Agreement, on the Recapitalization Closing Date, the Sponsors acquired approximately 85.5% of RSC Holdings’ common stock. In connection with the Recapitalization, we issued and sold the Notes as well as entered into the Senior Credit Facilities.

Recapitalization Agreement

The Recapitalization Agreement contains customary representations, warranties and covenants. The Recapitalization Agreement also provides that Atlas will indemnify RSC Holdings and its affiliates, including Ripplewood and Oak Hill, and their respective officers, directors, stockholders, employees, agents and representatives with respect to breaches of representations, warranties, covenants and certain other matters, in each case, subject to certain time limitations and dollar amounts, and that RSC Holdings will indemnify Atlas and their respective affiliates and their respective officers, directors, stockholders, employees, agents and representatives with respect to breaches of representations, warranties, covenants and certain other matters, in each case, subject to certain time limitations and dollar amounts.

Contingent Earn-Out Notes

Pursuant to the Recapitalization Agreement, if RSC Holdings’ cumulative adjusted EBITDA (as defined in the Recapitalization agreement) for the years ended December 31, 2006 and December 31, 2007 had been at least $1.54 billion, then RSC Holdings would be obligated to issue up to a $150.0 million contingent earn-out note in April 2008. RSC Holdings’ cumulative adjusted EBITDA did not meet the defined threshold, and an earn-out note will not be issued.

If RSC Holdings’ cumulative adjusted EBITDA for the year ended December 31, 2008 (the “2008 EBITDA”) is at least $880 million, then on April 1, 2009, RSC Holdings will issue to Atlas a contingent earn-out note, in a principal amount equal to:

(i)$250 million, if the 2008 EBITDA is $1.015 billion or greater;

(ii) If the 2008 EBITDA is between $880 million and $1.015 billion, an amount equal to (x) $250 million multiplied by (y) a fraction (A) the numerator of which is an amount equal to the 2008 EBITDA minus $880 million and (B) the denominator of which is $135 million; and

(iii) An additional amount, computed like interest (compounded semiannually) at the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum from April 1, 2009 until the contingent earn-out note is issued, on the amount described in clause (i) or clause (ii) above, as applicable.

The contingent earn-out note would mature on the earlier of the date that is 11 years from issuance and the date that is 6 months after the final maturity date of the longest dated debt of RSC Holdings or any of its subsidiaries with a principal amount in excess of $100 million outstanding on the date of issuance of the contingent earn-out note. Interest will be added to principal semi-annually and will be payable at maturity. The interest rate will be compounded semiannually and equal to the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum.

If certain persons associated with the Sponsors cease to control 40% in the aggregate of the number of shares of common equity owned by such persons immediately after the closing of the Recapitalization, RSC Holdings must make semi-annual payments of current period interest on the contingent note, subject to certain conditions. Furthermore, additional interest under the earn-out note shall accrue at the semiannual interest rate that, with semiannual compounding, produces an incremental annual yield to maturity of 1.50%.

Initial Public Offering

In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by certain of its current stockholders. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and ACF. The common stock was offered at a price of $22.00 per share. We used the net proceeds from this offering, after deducting underwriting discounts and offering expenses, of $255.1 million to repay $230.7 million of the Senior Term Facility, an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million to the Sponsors related to the termination of the monitoring agreement.

Item 1A.	Risk Factors.

Our business is subject to a number of important risks and uncertainties, some of which are described below. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our business could be hurt by a decline in non-residential construction and industrial activities or a decline in the amount of construction equipment that is rented.

As of December 31, 2007, our non-residential construction and industrial customers together accounted for approximately 95% of our rental revenues. A weakness in non-residential construction or industrial activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial sectors:

•	weakness in the economy or the onset of a recession;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions or natural disasters; or

•	terrorism or hostilities involving the United States or Canada.

A weakness in the non-residential construction and industrial sectors caused by these or other factors could have a material adverse effect on our business, financial conditions, results of operations and cash flows and may have a material adverse effect on residual values realized on the disposition of our rental equipment.

We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies, like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the Senior Credit Facilities, or the indenture governing the Notes, the aging of our rental fleet may place us at a disadvantage compared to our competitors and adversely impact our pricing. In addition, our competitors may seek to compete aggressively on the basis of pricing. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have a material adverse impact on our results of operations, as we may lose rental volume.

We may also encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenues and operating results may fluctuate and any unexpected periods of decline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenues and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors which may cause our revenues and operating results to vary:

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	the timing of expenditures for new equipment and the disposal of used equipment;

•	changes in the interest rates applicable to our variable rate debt;

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ businesses, particularly those operating in the non-residential construction and industrial sectors;

•	price changes in response to competitive factors;

•	seasonal rental patterns, with rental activity tending to be lowest in the winter;

•	timing of acquisitions and new location openings and related costs;

•	labor shortages, work stoppages or other labor difficulties;

•	possible unrecorded liabilities of acquired companies;

•	our effectiveness in integrating acquired businesses and new locations into our existing operations; and

•	possible write-offs or exceptional charges due to changes in applicable accounting standards, impairment of obsolete or damaged equipment or other assets, or the refinancing of our existing debt.

One or a number of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expenses could increase and our relationships with our customers could be hurt if there is an adverse change in our relationships with our equipment suppliers or if our suppliers are unable to provide us with products we rely on to generate revenues.

All of our rental equipment consists of products that we purchase from various suppliers and manufacturers. We rely on these suppliers and manufacturers to provide us with equipment which we then rent to our customers. We have not entered into any long-term equipment supply arrangements with manufacturers. To the extent we are unable to rely on these suppliers and manufacturers, either due to an adverse change in our relationships with them, or if they significantly raised their costs, or such suppliers or manufacturers simply are unable to supply us with equipment in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including raw material shortages, and, to the extent that we experience any such delays, our business could be hurt by the resulting inability to service our customers. In addition, while we have negotiated favorable payment terms with the suppliers that provide us with the majority of our equipment, these payment terms may not be available to us at a later time.

If our operating costs increase as our rental fleet ages and we are unable to pass along such costs, our earnings will decrease.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations.

The cost of new equipment we use in our rental fleet is increasing and therefore we may spend more for replacement equipment, and in some cases we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment used in our rental fleet increased in 2005, 2006 and 2007. These cost increases are due primarily to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Although these increases did not have a significant impact on our financial conditions and results of operations in the last fiscal year, these increases could materially adversely impact our financial condition and results of operations in future periods.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.

We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change both our depreciation expense as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections, or our inability to sell such equipment at all, could have a negative impact on our results of operations.

Our reliance on available borrowings under our Senior ABL Facilities and cash from operating activities to purchase new equipment subjects us to a number of risks, many of which are beyond our control.

We rely significantly on available borrowings under our Senior ABL Facilities to purchase equipment. As of December 31, 2007, we had $474.0 million of available borrowings under the revolving credit portion of our Senior ABL Facilities. If our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in our Senior ABL Facilities or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to finance new equipment acquisitions on favorable terms, or at all. In addition, if we are unable to generate excess cash from operating activities after servicing our debt due to negative economic or industry trends including, among others, those set forth above under “— Our business could be hurt by a decline in non-residential construction and industrial activities or a decline in the amount of construction equipment that is rented” and “— We face intense competition that may lead to downward pricing, or an inability to increase prices, which could have a material adverse impact on our results of operations,” and we are not able to finance new equipment acquisitions, we may not be able to make necessary equipment rental acquisitions at all.

Any failure of ACAB and ACF to indemnify us against and defend us from certain claims in accordance with the terms of the Recapitalization Agreement could have a material adverse effect on us.

Pursuant to the Recapitalization Agreement, and subject to certain limitations set forth therein, ACAB and ACF have agreed to indemnify RSC Holdings and its subsidiaries against and defend us from all losses, including costs and reasonable expenses, resulting from certain claims related to the Recapitalization, our business and our former businesses including, without limitation: claims alleging exposure to silica and asbestos; the transfer of certain businesses owned by RSC Holdings but not acquired by the Sponsors in connection with the Recapitalization; certain employee-related matters; any activities, operations or business conducted by RSC Holdings or any of its affiliates other than our business; and certain tax matters. ACAB’s and ACF’s indemnity for claims related to alleged exposure to silica entitles us to coverage for one-half of all silica related losses until the aggregate amount of such losses equals $10 million and to coverage for such losses in excess of $10 million until the aggregate amount of such losses equals $35 million. ACAB’s and ACF’s general indemnity for breach of representations and warranties related to our business covers aggregate losses in excess of $33 million, excluding any individual loss of less than $75,000, and the maximum we can recover is 20% of the recapitalization purchase price set forth in the Recapitalization Agreement, or the Recapitalization Purchase Price, as adjusted in accordance with the Recapitalization Agreement. Furthermore, ACAB and ACF may not have sufficient assets, income and access to financing to enable them to satisfy their indemnification obligations under the Recapitalization Agreement or to continue to honor those obligations. If ACAB or ACF do not satisfy or otherwise honor their obligations, we may be forced to bear the losses described above. Any failure by ACAB or ACF to perform these obligations could have a material adverse effect on us.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operating results.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our financial condition or operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

The Sponsors or their affiliates may compete directly against us.

Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to one or more of the Sponsors or their affiliates, including through potential acquisitions by one or more Sponsors or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our equipment rental operations. Given that we are not controlled by any one of the Sponsors, the Sponsors and their affiliates may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. In addition, our amended and restated certificate of incorporation will provide that the Sponsors are under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries. See Item 13 of this Annual Report entitled “Certain Relationships and Related Transactions, and Director Independence” for additional information.

ACAB may compete against us in the future.

Certain affiliates of ACAB are participants in the equipment rental industry. In addition, following the expiration of a non-compete provision in the Recapitalization Agreement two years following November 27, 2006, or the Recapitalization Closing Date, ACAB and its affiliates will be free to compete with us in the rental equipment industry in the United States and Canada. In addition, nothing in the Recapitalization Agreement prohibits ACAB and its affiliates from (i) conducting (a) any business they conducted immediately prior to closing, including the operation of the Prime Energy division’s oil-free compressor equipment rental and sales business, which was transferred to an affiliate of ACAB, (b) the business of selling, renting (as long as such renting is not in competition with our business) and leasing products they manufacture, or selling used equipment, (c) the rental equipment business outside of the United States and Canada, (ii) investing in or holding not more than 10% of the outstanding capital stock of an entity that competes with us or (iii) acquiring and continuing to own and operate an entity that competes with us, provided the rental revenues of such entity in the United States and Canada account for no more than 20% of such entity’s consolidated revenues at the time of such acquisition. Therefore, notwithstanding the non-compete provision of the Recapitalization Agreement, ACAB and its affiliates may, to the extent described above, compete against us.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business, or have an adverse effect on our results of operations.

We intend to pursue growth primarily through internal growth, but from time to time we may consider opportunistic acquisitions, which may be significant. Any future acquisition would involve numerous risks including, without limitation:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the acquired business; and

•	exposure to unknown liabilities, including litigation against the companies we may acquire.

If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

If we fail to retain key management and personnel, we may be unable to implement our business plan.

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our CEO and operational management. Our success in attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package and work environment.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our vehicles and our employees, (3) employment-related claims, (4) property damage and pollution related claims and (5) commercial claims. Our insurance policies have deductibles or self-insured retentions of $1 million for general liability and $1.5 million for automobile liability, on a per occurrence basis; $500,000 per occurrence for workers’ compensation claims; and $250,000 per occurrence for pollution coverage. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.

If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all.

We may be unable to establish and/or maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the U.S. securities laws.

We are required to file certain reports, including annual and quarterly periodic reports, under the Securities Exchange Act of 1934. The Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, commencing in our Annual Report for the year ended December 31, 2008, an independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Our reporting obligations under the U.S. securities laws placed additional burdens on our management, operational and financial resources and systems. To the extent that we are unable to establish and/or maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with our reporting obligations under the U.S. securities laws on a timely basis. Any such failure could harm our business. In addition, failure to achieve and maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

Environmental, health and safety laws, regulations and requirements and the costs of complying with them, or any liability or obligation imposed under them, could adversely affect our financial position, results of operations or cash flow.

Our operations are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations. These laws regulate releases of petroleum products and other hazardous substances into the environment as well as storage, treatment, transport and disposal of wastes, and the remediation of soil and groundwater contamination. In addition, certain of our customers require us to maintain certain safety levels. Failure to maintain such levels could lead to a loss of such customers.

These laws also regulate our ownership and operation of tanks used for the storage of petroleum products and other regulated substances.

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the investigation and cleanup of contamination at or emanating from, currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Some of these laws impose strict and in certain circumstances joint and several liability on current and former owners or operators of contaminated sites for costs of investigation and remediation.

In addition, as global warming issues become more prevalent, federal, state and local governments, as well as foreign governments, may begin to respond to these issues with increased regulations that could negatively affect us, our suppliers and our customers. This may cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our suppliers, customers, or both incurring additional compliance costs that could get passed through to us.

Compliance with existing or future environmental, health and safety requirements may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flow.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon our rights in trademarks, copyrights and other intellectual property rights we own or license, including proprietary software. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could have a material adverse effect on our business, financial condition or results of operations.

Certain of our existing stockholders have significant control.

As of December 31, 2007, our Sponsors each beneficially owned approximately 34% of the outstanding shares of our common stock, which results in our being a closely controlled company with the Sponsors having significant influence over: (1) the election of our Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policy and direction of our business. Ripplewood, Oak Hill, ACF and RSC Holdings are parties to a stockholders agreement, or the Stockholders Agreement, pursuant to which the Sponsors currently have the ability to cause the election of a majority of our Board of Directors. Under the terms of the Amended and Restated Stockholders Agreement, the Sponsors have the right to nominate a majority of the members of our Board of Directors and to exercise control over matters requiring stockholder approval and our policy and affairs, for example, by being able to direct the use of proceeds received from this and future security offerings. In addition, we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, we currently rely on exemptions from certain corporate governance requirements.

The concentrated holdings of the Sponsors, certain provisions of the Amended and Restated Stockholders Agreement and the presence of the Sponsors’ nominees on our Board of Directors may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of our existing stockholders may conflict with the interests of our other stockholders.

We face risks related to changes in our ownership.

Certain of our agreements with third parties, including our real property leases, require the consent of such parties in connection with any change in ownership of us. We will generally seek such consents and waivers, although we may not seek certain consents if our not obtaining them will not, in our view, have a material adverse effect on our consolidated financial position or results of operations. If we fail to obtain any required consent or waiver, the applicable third parties could seek to terminate their agreement with us and, as a result, our ability to conduct our business could be impaired until we are able to enter into replacement agreements, resulting in a material adverse effect on our results of operations or financial condition.

Risks Related to Our Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

We have a significant amount of debt. As of December 31, 2007, we had approximately $2,736.2 million of debt outstanding.

Our substantial debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations to the holders of our Notes and to the lenders under our Senior Credit Facilities, resulting in possible defaults on and acceleration of such indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the Senior Credit Facilities, is at variable rates of interest;

•	place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

•	limit our ability to refinance our existing indebtedness or borrow additional funds in the future;

•	limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and

•	limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantial additional debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. Our Senior Credit Facilities provided us commitments for additional aggregate borrowings subject to, among other things, our maintenance of a sufficient borrowing base under such facilities. Both the Senior ABL Facilities and the Senior Term Facility permit additional borrowings beyond the committed financing under certain circumstances. If new debt is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our obligations under, our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” for disclosure regarding the amount of cash required to service our debt.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune timing, or the proceeds that we realize may not be adequate to meet debt service obligations when due.

A significant portion of our outstanding indebtedness is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our Senior Credit Facilities is secured by a lien on substantially all our assets. Accordingly, if an event of default were to occur under our Senior Credit Facilities, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness, including our Notes. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders.

As of December 31, 2007, substantially all of our consolidated assets, including our equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds there from. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.

Our Senior Credit Facilities contain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or provide guarantees;

•	engage in mergers, acquisitions or dispositions;

•	enter into sale-leaseback transactions;

•	make dividends and other restricted payments;

•	prepay other indebtedness;

•	engage in certain transactions with affiliates;

•	make other investments;

•	change the nature of our business;

•	incur liens;

•	take actions other than those enumerated; and

•	amend specified debt agreements.

In addition, under the Senior ABL Facilities, if we fail to maintain a specified minimum level of borrowing capacity, we will then be subject to financial covenants, including covenants that will obligate us to maintain a specified leverage ratio and a specified fixed charges coverage ratio. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

The indenture governing the Notes also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends or distributions on their capital stock or repurchase their capital stock;

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into certain transactions with affiliates;

•	create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents;

•	merge or consolidate with another company; and

•	transfer and sell assets.

Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the indenture governing the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or the indenture that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities and the Notes. This could have a material adverse effect on our financial condition and results of operations and could cause us to become bankrupt or insolvent.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

Our failure to comply with the obligations contained in the indenture governing our Notes and the agreements governing our Senior Credit Facilities or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock and Market and Economic Factors

RSC Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.

The operations of RSC Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of RSC Holdings is obligated to make funds available to RSC Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. Further, the indenture governing the Notes and the Senior Credit Facilities significantly restrict the ability of the subsidiaries of RSC Holdings to pay dividends or otherwise transfer assets to RSC Holdings. See “Risk Factors — Risks Related to Our Substantial Indebtedness — Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.” In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our operating and financial performance in any given period might not meet the guidance we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Actual results may differ from the projected guidance. If in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	general economic changes, including rising interest rates, increased fuel costs and other energy costs; increased labor and healthcare costs, and increased levels of unemployment;

•	variations in quarterly operating results;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•	securities analysts elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our stock or our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a large customer or supplier;

•	future sales of our common stock;

•	investor perceptions of us and the equipment rental industry;

•	our ability to successfully integrate acquisitions and consolidations; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may harm the market price of our common stock.

Our share price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales by our executive officers, directors, or Sponsors or other large stock holders, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2007, our executive officers, directors and Sponsors beneficially held approximately 68% of our common stock.

In addition, sales of our common stock that result in certain persons associated with the Sponsors holding less than 40% in the aggregate of the number of shares of our common stock held by them on the Recapitalization Closing Date will result in requiring us to pay current interest on any contingent earn-out note that we may issue. See “Recent Transactions — The Recapitalization — Contingent Earn-Out Notes.”

Our certificate of incorporation, by-laws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests.

A number of provisions in our certificate of incorporation and by-laws may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of RSC Holdings that our stockholders might consider in their best interests. These provisions include:

•	establishment of a classified Board of Directors, with staggered terms;

•	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	limitations on the ability of stockholders to remove directors;

•	the ability of the Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

•	prohibition on stockholders from calling special meetings of stockholders;

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings; and

•	prohibiting our stockholders from acting by written consent if the Sponsors cease to collectively hold a majority of our outstanding common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would have otherwise imposed additional requirements regarding mergers and other business combinations.

Our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we operated through a network of 473 rental locations. Of these locations, 452 were in the United States and 21 were in Canada. As of December 31, 2006, we operated 455 rental locations. Of these locations, 435 were in the United States and 20 were in Canada. We lease the real estate for all but four of our locations. The majority of our leases are for five year terms with renewal options.

Our rental locations are generally situated in industrial or commercial zones. The typical location is approximately 7,500 square feet in size, located on approximately 2.0 acres and includes a customer service center, an equipment service area and storage facilities for equipment. We have expanded our network of equipment rental locations in 2007, adding 21 new locations, 1 of which is in Canada, while closing 3 locations in the United States. Our corporate headquarters are located in Scottsdale, Arizona, where we occupy approximately 44,825 square feet under a lease that expires in 2013.

Item 3.	Legal Proceedings

We are party to legal proceedings and potential claims arising in the ordinary course of our business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.

Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any current pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the New York Stock Exchange on May 23, 2007. As of March 7, 2008 there were 39 holders of record under the trading symbol “RRR” of the common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our common stock is held of record in broker “street names”.

The following table sets forth the high and low sales price for the periods presented:

For the Year Ending December 31, 2007 (commencing May 23, 2007)

	High	Low

Second Quarter	$21.75	$17.91
Third Quarter	22.26	15.60
Fourth Quarter	17.51	10.00

There were no repurchases of our equity securities by us or on our behalf subsequent to May 23, 2007.

Dividends

We do not have a formal dividend policy. The Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. Our ability to pay dividends to holders of our common stock is limited as a practical matter by the Senior Credit Facilities and the indenture governing the Notes, insofar as we may seek to pay dividends out of funds made available to us, because our subsidiaries’ debt facilities directly or indirectly restrict our subsidiaries’ ability to pay dividends or make loans to us.

Dividends of $8.0 million, and $16.0 million were declared and paid on the Series A Preferred Stock in the years ended December 31, 2006 and 2005, respectively. The Series A Preferred Stock was retired in connection with the Recapitalization.

Recent Performance

Stock Performance Graph. The performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholders return on RSC Holdings Inc. common stock with the Russell 2000 index and a peer group. The peer group consists of 17 companies that have the same standard industrial classification code (“SIC”) as the Company. The SIC code description is 7359 — services-miscellaneous equipment rental & leasing. The results are based on an assumed $100 invested on May 23, 2007, the day our common stock began trading or April 30, 2007 in the index, including reinvestment of dividends, through December 31, 2007.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
Among RSC Holdings Inc. The Russell 2000 Index And A Peer Group

*	$100 invested on 5/23/07 in stock or 4/30/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2007:

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,382,943	$7.58	1,488,543
Equity compensation plans not approved by security holders	—	—	—

Total	7,382,943	$7.58	1,488,543

(1)	Represents the RSC Holdings Inc. Amended and Restated Stock Incentive Plan.

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information and other operational data for our business. The selected consolidated statements of income data presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005 and 2004, have been derived from our audited financial statements. The selected consolidated balance sheet data as of December 31, 2003 has been derived from our unaudited consolidated balance sheet for that period

You should read the following information in conjunction with Item 7 of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)

Consolidated statements of income data:
Revenues:
Equipment rental revenue	$1,543,175	$1,368,712	$1,140,329	$984,517	$899,203
Sale of merchandise	80,649	92,524	102,894	162,720	178,374
Sale of used rental equipment	145,358	191,652	217,534	181,486	140,424

Total revenues	1,769,182	1,652,888	1,460,757	1,328,723	1,218,001

Cost of revenues:
Cost of equipment rentals, excluding depreciation	642,199	591,340	527,208	492,323	494,056
Depreciation — rental equipment	295,248	253,379	212,325	192,323	187,859
Cost of sales of merchandise	49,304	57,636	69,914	122,873	138,056
Cost of rental equipment sales	103,076	145,425	173,276	147,131	110,458

Total cost of revenues	1,089,827	1,047,780	982,723	954,650	930,429

Gross profit	679,355	605,108	478,034	374,073	287,572

Other operating expenses:
Selling, general, and administrative	155,263	134,967	122,281	118,130	128,044
Management fees and recapitalization expenses(1)(2)	23,000	10,836	—	—	—
Depreciation and amortization — non-rental equipment	46,226	38,783	33,776	32,641	32,320

Total operating expenses	224,489	184,586	156,057	150,771	160,364

Operating income	454,866	420,522	321,977	223,302	127,208
Interest expense, net(3)	253,478	116,370	64,280	45,666	54,983
Other income, net	(1,126)	(311)	(100)	(58)	(119)

Income before provisions for income taxes	202,514	304,463	257,797	177,694	72,344
Provision for income taxes	79,260	117,941	93,600	66,717	26,437

Net income	$123,254	$186,522	$164,197	$110,977	$45,907

Preferred dividends	—	(7,997)	(15,995)	(15,995)	(3,999)

Net income available for common stockholders	$123,254	$178,525	$148,202	$94,982	$41,908

Weighted average shares outstanding used in computing net income per common share:
Basic(5)	98,237	307,845	330,697	330,697	330,697	(4)

Diluted(5)	99,632	307,845	330,697	330,697	330,697	(4)

Net income per common share:
Basic(6)	$1.25	$0.58	$0.45	$0.29	$0.13

Diluted(6)	$1.24	$0.58	$0.45	$0.29	$0.13

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands)

Other financial data:
Depreciation of rental equipment and depreciation and amortization of non-rental equipment	$341,474	$292,162	$246,101	$224,964	$220,179
Capital expenditures:
Rental	$580,194	$721,258	$691,858	$419,900	$243,777
Non-rental	20,674	28,592	4,641	33,490	9,727
Proceeds from sales of used equipment and non-rental equipment	(156,678)	(207,613)	(233,731)	(215,622)	(146,956)

Net capital expenditures	$444,190	$542,237	$462,768	$237,768	$106,548

Other operational data (unaudited):
Utilization(7)	72.8%	72.0%	70.6%	67.7%	63.9%
Average fleet age (months)	26	25	30	40	44
Same store rental revenues growth(8)	11.1%	18.9%	17.6%	11.8%	0.9%
Employees(9)	5,486	5,187	4,938	4,812	5,083
Original equipment fleet cost (in millions)(10)	$2,670	$2,346	$1,975	$1,754	$1,742
Consolidated balance sheet data:
Rental equipment, net	$1,929,514	$1,738,670	$1,420,545	$1,127,481	$1,045,574
Total assets	3,460,337	3,325,956	2,764,431	2,421,674	2,330,297
Debt	2,736,225	3,006,426	1,246,829	1,277,305	1,428,614
Total liabilities	3,504,435	3,760,589	1,950,625	1,758,982	1,766,066
Total stockholders’ equity (deficit)	(44,098)	(434,633)	813,806	662,692	564,231

(1)	In conjunction with the Recapitalization, we entered into a monitoring agreement whereby we would pay management fees of $1.5 million per quarter to the Sponsors. The management fee was terminated in connection with our initial public offering and a $20.0 million termination fee (also included in management fees) was paid.

(2)	The 2006 amount includes Recapitalization expenses of approximately $10.3 million for fees and expenses related to the consummation of the Recapitalization that were not otherwise capitalized or applied to stockholders’ equity.

(3)	Interest expense for the year ended December 31, 2007 includes a $4.6 million prepayment penalty related to the $230.7 million repayment of Senior Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment.

(4)	For 2003, weighted average shares outstanding used in computing basic and diluted net income per common share and basic and diluted net income per common share are unaudited.

(5)	Weighted average shares outstanding were significantly reduced in 2007 as a result of our Recapitalization.

(6)	Basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities. Additionally, for purposes of calculating basic and diluted net income per common share, net income has been adjusted for preferred stock dividends. There were no dilutive securities outstanding during 2006, 2005, 2004 and 2003.

(7)	Utilization is defined as the average aggregate dollar value of equipment rented by customers (based on original rented equipment cost) for the relevant period divided by the average aggregate dollar value of all equipment (based on original equipment cost) for the relevant period.

The following table shows the calculation of utilization for each period presented.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Average aggregate dollar value of all equipment (original cost)	$2,535.7	$2,197.8	$1,861.1	$1,779.0	$1,796.0
Average aggregate dollar value of equipment on rent	1,844.9	1,582.8	1,314.7	1,205.1	1,148.2
Utilization	72.8%	72.0%	70.6%	67.7%	63.9%

(8)	Same store rental revenue growth is calculated as the year over year change in rental revenue for branches that are open at the end of the period reported and have been operating under our direction for more than 12 months.

(9)	Employee count is given as of the end of the period indicated and the data reflect the actual head count as of each period presented.

(10)	Original Equipment Fleet Cost (“OEC”) is defined as the original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources are assigned comparable OEC dollar value at the time of purchase.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We are one of the largest equipment rental providers in North America. We operate through a network of 473 rental locations across 10 regions in 39 U.S. states and 4 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. During the 18 months ended December 31, 2007, we serviced approximately 465,000 customers primarily in the non-residential construction and industrial markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations.

For the year ended December 31, 2007, we generated revenues, income before provision for income taxes and net income of $1,769.2 million, $202.5 million and $123.3 million, respectively. For the year ended December 31, 2006, we generated revenues, income before provision for income taxes and net income of $1,652.9 million, $304.5 million and $186.5 million, respectively. For the year ended December 31, 2005, we generated revenues, income before provision for income taxes and net income of $1,460.8 million, $257.8 million and $164.2 million, respectively.

For trends affecting our business and the markets in which we operate see “— Factors Affecting Our Results of Operations” below and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of this Annual Report.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 to our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K.

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is depreciated to estimated salvage values that range from zero to ten percent of cost. Incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

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

Reserve for Claims

Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. With the exception of pollution claims, this coverage was in effect for the years ended December 31, 2007, 2006 and 2005. The coverage for pollution claims has been in effect since the Recapitalization. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with this standard, our derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of our derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income to the extent that the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions, we estimate share-based compensation at the award grant date and recognize expense over the service period. The fair values of option awards are estimated using a Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions.

Expected volatilities are based on the historical stock price volatility of comparable companies. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using expected term data disclosed by comparable companies. Groups of employees that are expected to have similar exercise behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve. Changes in the assumptions used can materially affect the fair value estimates.

Long-Lived Assets and Goodwill

Management estimates and judgment are required in determining expectations for future cash flows associated with long-lived assets and goodwill. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in an impairment charge, and such a charge could have an adverse effect on our financial condition and results of operations.

Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. We recognized no impairment of long-lived assets in the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill was $925.6 million at both December 31, 2007 and 2006. We review the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. Based on our analyses, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2007, 2006 and 2005.

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

Revenue Recognition

We rent equipment primarily to the nonresidential construction and industrial markets. We record unbilled revenue for revenues earned in each reporting period which have not yet been billed to the customer. Rental contract terms may be hourly, daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

We recognize revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.

Income Taxes

Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. Our income taxes as presented in the consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under Atlas’ ownership, RSC Holdings managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed or do follow as a stand-alone company.

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

The Recapitalization

Structure of the Recapitalization

In November 2006 we underwent a Recapitalization. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding common stock from ACF for (i) $3,345 million, as adjusted on the Recapitalization Closing Date and on March 9, 2007, as described under “Recent Transactions — The Recapitalization — Recapitalization Agreement” and (ii) the right to receive up to $400 million aggregate principal amount of contingent earn-out notes by Atlas, as described under “Recent Transactions — The Recapitalization — Recapitalization Agreement — Contingent Earn-Out Notes,” and (b) the $500 million cash equity investment in RSC Holdings by the Sponsors, less a partial return of equity to the Sponsors of $40.0 million, in exchange for a portion of the issued and outstanding common stock of RSC Holdings. Immediately after the Recapitalization, Ripplewood and Oak Hill each owned 42.735% of RSC Holdings’ issued and outstanding capital stock and ACF owned 14.53% of RSC Holdings’ issued and outstanding capital stock.

Accounting Treatment

We accounted for the Recapitalization as a leveraged recapitalization. Under leveraged recapitalization accounting, RSC Holdings’ assets and liabilities remain at historical values and are not revalued and recorded at their fair value at the time of the Recapitalization.

Initial Public Offering

In May 2007, we completed an initial public offering of our common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by certain of our current stockholders. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and ACF. The common stock was offered at a price of $22.00 per share. We used the net proceeds from this offering, after deducting underwriting discounts and offering expenses, of $255.1 million to repay $230.7 million of the Senior Term Facility, an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million to the Sponsors related to the termination of the monitoring agreement.

Results of Operations

Revenues:

•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as, delivery and pickup, fuel and damage waivers.

•	Merchandise sales revenues represent sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.

Cost of revenues:

•	Cost of revenues for equipment rentals consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation — rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of sales of merchandise represents the costs of acquiring those items.

•	Cost of rental equipment sales represents the net book value of rental equipment at the date of sale.

Selling, general, and administrative costs primarily includes sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table sets forth for each of the periods indicated certain of our consolidated statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,		Increase (Decrease)
	2007	2006	2007	2006	2007 Versus 2006

Revenues:
Equipment rental revenue	$1,543,175	$1,368,712	87.2%	82.8%	$174,463	12.7%
Sale of merchandise	80,649	92,524	4.6	5.6	(11,875)	(12.8)
Sale of used rental equipment	145,358	191,652	8.2	11.6	(46,294)	(24.2)

Total revenues	1,769,182	1,652,888	100.0	100.0	116,294	7.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	642,199	591,340	36.3	35.8	50,859	8.6
Depreciation rental equipment	295,248	253,379	16.7	15.3	41,869	16.5
Cost of merchandise sales	49,304	57,636	2.8	3.5	(8,332)	(14.5)
Cost of used rental equipment sales	103,076	145,425	5.8	8.8	(42,349)	(29.1)

Total cost of revenues	1,089,827	1,047,780	61.6	63.4	42,047	4.0

Gross profit	679,355	605,108	38.4	36.6	74,247	12.3

Operating expenses
Selling, general and administrative	155,263	134,967	8.8	8.2	20,296	15.0
Management fees and Recapitalization expenses	23,000	10,836	1.3	0.7	12,164	112.3
Depreciation and amortization nonrental equipment	46,226	38,783	2.6	2.3	7,443	19.2

Total operating expenses	224,489	184,586	12.7	11.2	39,903	21.6

Operating income	454,866	420,522	25.7	25.4	34,344	8.2
Interest expense, net	253,478	116,370	14.3	7.0	137,108	117.8
Other income, net	(1,126)	(311)	(.1)	—	(815)	262.1

Income before provision for income taxes	202,514	304,463	11.4	18.4	(101,949)	(33.5)
Provision for income taxes	79,260	117,941	4.5	7.1	(38,681)	(32.8)

Net income	$123,254	$186,522	7.0%	11.3%	$(63,268)	(33.9)

Total revenues increased $116.3 million, or 7.0%, from $1,652.9 million for the year ended December 31, 2006 to $1,769.2 million for the year ended December 31, 2007. Equipment rental revenue increased $174.5 million, or 12.7%, from $1,368.7 million for the year ended December 31, 2006 to $1,543.2 million for the year ended December 31, 2007. The increase in equipment rental revenues was primarily the result of a $159.4 million, or 11.6%, increase in rental volume and a $9.9 million, or 0.7%, increase in rental rates.

Merchandise sales revenues decreased $11.9 million, or 12.8%, from $92.5 million for the year ended December 31, 2006 to $80.6 million for the year ended December 31, 2007 primarily as a result of our continued focus on items that provide higher margins and complement our core rental activity.

Revenues from the sale of used rental equipment decreased $46.3 million, or 24.2%, from $191.7 million for the year ended December 31, 2006 to $145.4 million for the year ended December 31, 2007 as high rental demand and a young and well maintained fleet reduced our need to sell and replace existing equipment.

Cost of equipment rentals, excluding depreciation, increased $50.9 million, or 8.6%, from $591.3 million for the year ended December 31, 2006 to $642.2 million for the year ended December 31, 2007, due primarily to a corresponding increase in equipment rental volume, with a 12.7% increase in equipment rental revenues for the same period. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 43.2% to 41.6% for the year ended December 31, 2007 as compared to the prior year largely due to same store growth, which allows us to take advantage of existing infrastructure.

Depreciation of rental equipment increased $41.9 million, or 16.5%, from $253.4 million for the year ended December 31, 2006 to $295.2 million for the year ended December 31, 2007. As a percent of equipment rental revenues, depreciation increased from 18.5% in the year ended December 31, 2006 to 19.1% in the year ended December 31, 2007. The increase is due to our continued investment in fleet.

Cost of sales of merchandise decreased $8.3 million, or 14.5%, from $57.6 million for the year ended December 31, 2006 to $49.3 million for the year ended December 31, 2007, which corresponds with the decrease in merchandise sales revenue. As a result of our continued focus on items that complement our core rental activity and provide higher margins, gross margin for the sale of merchandise increased from 37.7% for the year ended December 31, 2006 to 38.9% for the year ended December 31, 2007.

Cost of used rental equipment sales decreased $42.3 million, or 29.1%, from $145.4 million for the year ended December 31, 2006 to $103.1 million for the year ended December 31, 2007. The decrease is primarily due to the 24.2% decrease in sales of used rental equipment for the year ended December 31, 2007 discussed previously. Gross margin for the sale of used rental equipment increased from 24.1% for the year ended December 31, 2006 to 29.1% for the year ended December 31, 2007. Increased rental demand as well as the quality, age and condition of our fleet contributed to the higher margin.

Selling, general and administrative expenses increased $20.3 million, or 15.0%, from $135.0 million for the year ended December 31, 2006 to $155.3 million for the year ended December 31, 2007. This increase is primarily due to increases in salesforce compensation of $9.3 million, increased infrastructure expenditures to support our status as a publicly traded company of $2.1 million and share-based compensation expense of $2.4 million. Selling, general and administrative expenses increased as a percentage of total revenues from 8.2% for the year ended December 31, 2006 to 8.8% for the year ended December 31, 2007. The increase as a percentage of revenues is primarily due to the growth in salesforce compensation which increased by a greater percentage than total revenues, as well as public company costs and share-based compensation. In addition revenues from sales of merchandise and used equipment have decreased as the Company focuses on its core rental business. We expect SG&A costs to increase in 2008 due to increased infrastructure and other costs associated with being a public company.

Depreciation and amortization — non-rental equipment increased $7.4 million, or 19.2%, from $38.8 million for the year ended December 31, 2006 to $46.2 million for the year ended December 31, 2007. The increase is primarily due to an initiative to replace older sales and delivery vehicles, beginning in 2006 and continuing through 2007.

During the years ended December 31, 2007 and December 31, 2006, we paid $23.0 million and $0.6 million, respectively, to the Sponsors under the monitoring agreement entered into on the Recapitalization Closing Date. Included in this amount is a fee of $20.0 million paid to the Sponsors on May 29, 2007, in connection with the termination of this agreement. Also, in the year ended December 31, 2006, we paid $10.3 million related to fees and expenses incurred in connection with the consummation of the Recapitalization and not otherwise capitalized or applied to stockholders’ equity, for which there are no comparable amounts in 2007.

Interest expense, net increased $137.1 million, or 117.8%, from $116.4 million for the year ended December 31, 2006 to $253.5 million for the year ended December 31, 2007, primarily due to the new debt incurred in connection with the Recapitalization. Included in interest expense for the year ended December 31, 2007 is the payment of a $4.6 million prepayment penalty related to our $230.7 million repayment of Senior Term Facility debt and the expensing of $5.0 million of deferred financing costs associated with the Senior Term Facility debt that was repaid.

The provision for income tax decreased $38.7 million, or 32.8%, from $117.9 million for the year ended December 31, 2006 to $79.3 million for the year ended December 31, 2007, primarily due to a decrease in pre-tax profits for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The following table sets forth for each of the periods indicated certain of our consolidated statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented in (000s):

			Percent of Revenue
	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,		Increase (Decrease)
	2006	2005	2006	2005	2006 Versus 2005

Revenues:
Equipment rental revenue	$1,368,712	$1,140,329	82.8%	78.1%	$228,383	20.0%
Sale of merchandise	92,524	102,894	5.6	7.0	(10,370)	(10.1)
Sale of used rental equipment	191,652	217,534	11.6	14.9	(25,882)	(11.9)

Total revenues	1,652,888	1,460,757	100.0	100.0	192,131	13.2

Cost of revenues:
Cost of equipment rentals, excluding depreciation	591,340	527,208	35.8	36.1	64,132	12.2
Depreciation — rental equipment	253,379	212,325	15.3	14.5	41,054	19.3
Cost of merchandise sales	57,636	69,914	3.5	4.8	(12,278)	(17.6)
Cost of used rental equipment sales	145,425	173,276	8.8	11.9	(27,851)	(16.1)

Total cost of revenues	1,047,780	982,723	63.4	67.3	65,057	6.6

Gross profit	605,108	478,034	36.6	32.7	127,074	26.6

Operating expenses:
Selling, general, and administrative	134,967	122,281	8.2	8.4	12,686	10.4
Management fees and Recapitalization expenses	10,836	—	0.7	—	10,836	100.0
Depreciation and amortization — nonrental equipment	38,783	33,776	2.3	2.3	5,007	14.8

Total operating expenses	184,586	156,057	11.2	10.7	28,529	18.3

Operating income	420,522	321,977	25.4	22.0	98,545	30.6
Interest expense, net	116,370	64,280	7.0	4.4	52,090	81.0
Other income, net	(311)	(100)	—	—	(211)	211.0

Income before provision for income taxes	304,463	257,797	18.4	17.6	46,666	18.1
Provision for income taxes	117,941	93,600	7.1	6.4	24,341	26.0

Net income	$186,522	$164,197	11.3%	11.2%	$22,325	13.6%

Total revenues increased $192.1 million, or 13.2%, from $1,460.8 million for the year ended December 31, 2005 to $1,652.9 million for the year ended December 31, 2006. Equipment rental revenue increased $228.4 million, or 20.0%, from $1,140.3 million for the year ended December 31, 2005 to $1,368.7 million for the year ended

December 31, 2006. The increase in equipment rental revenues was primarily the result of a $173.6 million, or 15.2%, increase in rental volume and a $54.8 million, or 4.8%, increase in rental rates.

Revenues from the sale of merchandise decreased $10.4 million, or 10.1%, from $102.9 million for the year ended December 31, 2005 to $92.5 million for the year ended December 31, 2006. The decrease was the result of our strategic decision to focus on our more profitable rental operations.

Revenues from the sale of used rental equipment decreased $25.9 million, or 11.9%, from $217.6 million for the year ended December 31, 2005 to $191.7 million for the year ended December 31, 2006, due to the fact that the quality, age and condition of the fleet reduced our need to sell and replace existing equipment.

Cost of equipment rentals, excluding depreciation, increased $64.1 million, or 12.2%, from $527.2 million for the year ended December 31, 2005 to $591.3 million for the year ended December 31, 2006, due primarily to a corresponding increase in equipment rental volume with a 20.0% increase in equipment rental revenues for the same period.

Depreciation of rental equipment increased $41.1 million, or 19.3%, from $212.3 million for the year ended December 31, 2005 to $253.4 million for the year ended December 31, 2006, due to our investment in new fleet. As a percent of equipment rental revenues depreciation decreased from 18.6% in the year ended December 31, 2005 to 18.5% in the year ended December 31, 2006. The decrease is due to our implementation of capital efficiency initiatives, including a reduction of unavailable fleet from 10.5% to 8.9% and an increase in fleet utilization from 70.6% to 72.0% over the same period, which resulted in an increase in equipment rental revenue without a proportionate increase in fleet size.

Cost of sales of merchandise decreased $12.3 million, or 17.6%, from $69.9 million for the year ended December 31, 2005 to $57.6 million for the year ended December 31, 2006, due to the reduction of merchandise sales resulting from our strategic decision to focus on our more profitable rental operations. The gross margin for the sale of merchandise increased from 32.1% to 37.7% during that period. The increased margins are a result of our efforts to focus on targeted product categories that complement the rental transaction, with higher margin and less emphasis on lower margin new equipment sales.

Cost of used rental equipment sales decreased $27.9 million, or 16.1%, from $173.3 million for the year ended December 31, 2005 to $145.4 million for the year ended December 31, 2006 in line with the overall reduction in used rental equipment sales. Gross margin for the sale of used rental equipment increased from 20.3% to 24.1% over the same periods, respectively, due to a reduction of sales of older equipment.

Selling, general and administrative expenses increased $12.7 million, or 10.4%, from $122.3 million for the year ended December 31, 2005 to $135.0 million for the year ended December 31, 2006. Of this increase, $7.3 million was due to an increase in sales force compensation resulting from increased rental revenue and the remainder was due to an increase in general administrative and corporate costs. Selling, general and administrative expenses decreased as a percentage of revenue from 8.4% for the year ended December 31, 2005 to 8.2% for the year ended December 31, 2006. This decrease as a percentage of revenue was due to our ability to leverage our operating efficiencies.

Depreciation and amortization — non-rental equipment increased $5.0 million, or 14.8%, from $33.8 million for the year ended December 31, 2005 to $38.8 million for the year ended December 31, 2006, primarily as a result of an initiative to replace older sales and delivery vehicles.

Management fees and Recapitalization expenses for the year ended December 31, 2006, primarily consist of $10.3 million related to fees and expenses incurred in connection with the consummation of the Recapitalization and not otherwise capitalized or applied to stockholders’ equity, for which there are no comparable amounts in 2005. The remaining $.6 million relate to fees paid to the Sponsors under the monitoring agreement entered into on the Recapitalization date.

Interest expense, net increased $52.1 million, or 81.0%, from $64.3 million for the year ended December 31, 2005 to $116.4 million for the year ended December 31, 2006, partially due to the fact that, effective January 1, 2006, the rate charged on certain pre-Recapitalization outstanding debt changed (resulting in an increase in the effective interest rate on such debt) and partially due to an increase in total outstanding debt resulting from the Recapitalization from $1,246.8 million to $3,006.4 million from December 31, 2005 to December 31, 2006.

The provision for income tax increased $24.3 million, or 26.0%, from $93.6 million for the year ended December 31, 2005 to $117.9 million for the year ended December 31, 2006, primarily due to an increase in pre-tax profits for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Liquidity and Capital Resources

Cash and Cash Flows

As of December 31, 2007, we had cash and cash equivalents of $10.0 million, a decrease of $36.1 million from December 31, 2006. As of December 31, 2006, we had cash and cash equivalents of $46.2 million, an increase of $39.1 million from December 31, 2005.

Our operations are funded primarily by cash provided by operating activities. Net cash provided by operating activities during the year ended December 31, 2007 was $504.9 million, an increase of $68.9 million from the year ended December 31, 2006. A $63.3 million decrease in net income was more than offset by a $51.6 million increase in non-cash expenses and an $85.3 million variance in cash flow related to changes in working capital accounts. Net cash provided by operating activities was $436.0 million for the year ended December 31, 2006, a decrease of $122.8 million from the year ended December 31, 2005. This decrease was primarily due to normal variations in purchasing patterns.

Our business is highly capital intensive and our primary use of cash in investing activities is for the acquisition of rental equipment. Net cash used in investing activities during the year ended December 31, 2007 was $444.2 million, a decrease of $98.0 million from the year ended December 31, 2006. This decrease is primarily due to decreased investment in rental fleet. Due to the age and quality of our fleet, we have been able to reduce the amount of fleet sold and thereby reduce our need for capital expenditures to replace fleet. Net cash used in investing activities was $542.2 million for the year ended December 31, 2006, an increase of $79.4 million from the year ended December 31, 2005. For the year ended December 31, 2007, our expenditures for rental equipment were $580.2 million, partially offset by proceeds from the disposal of such equipment of $145.4 million. For the year ended December 31, 2006, our expenditures for rental equipment were $721.3 million, partially offset by proceeds from the disposal of such equipment of $191.7 million. For the year ended December 31, 2005, our expenditures for rental equipment were $691.9 million, partially offset by proceeds from the disposal of such equipment of $217.5 million. We believe RSC’s young and well-maintained fleet with an average age of 26 months will continue to afford us operating flexibility as we move into 2008 and we expect to significantly reduce our capital expenditures.

For the year ended December 31, 2007, our capital expenditures for property and non-rental equipment were $20.7 million. For the year ended December 31, 2006, our capital expenditures for property and non-rental equipment were $28.6 million. This decrease was primarily the result of a reduction in expenditures related to leasehold improvements. For the year ended December 31, 2005, our capital expenditures for property and non-rental equipment were $4.6 million.

Indebtedness

On the Recapitalization Closing Date, RSC entered into a series of financing and refinancing transactions. For a description of the Recapitalization, see “Recent Transactions — The Recapitalization.”

Senior ABL Facilities.  We have a senior secured asset based credit facility with Deutsche Bank AG, New York Branch (“DBNY”), as administrative agent, Citicorp North America, Inc. (“Citigroup”), as syndication agent, and the other financial institutions party thereto from time to time. The facility consists of a $1,450 million revolving credit facility and a $250 million term loan facility. As of December 31, 2007, we had balances of $828.0 million on the revolving credit facility and $246.9 million on the term loan facility as well as $474.0 million available under the revolving credit facility. The revolving loans under the Senior ABL Facilities mature five years from the Recapitalization Closing Date. The term loans under the Senior ABL Facilities will mature six years from the Recapitalization Closing Date. The term loans under the Senior ABL Facilities amortize in equal quarterly installments of one percent of the aggregate principal amount thereof per annum until their maturity date. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Notes); engage in certain transactions with affiliates; make other investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. In addition, under the Senior ABL Facilities, upon excess availability falling below certain levels, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of any test period during any period set forth in the following table:

Consolidated
Fiscal Quarter Ending	Leverage Ratio

December 31, 2007	5.00:1.00
March 31, 2008	4.75:1.00
June 30, 2008	4.75:1.00
September 30, 2008	4.75:1.00
December 31, 2008	4.75:1.00
March 31, 2009	4.50:1.00
June 30, 2009	4.50:1.00
September 30, 2009	4.50:1.00
December 31, 2009	4.50:1.00
March 31, 2010 and at all times thereafter	4.25:1.00

As of December 31, 2007, if the coverage ratio and leveraged ratio tests had been triggered by a reduction in excess availability under the Senior ABL Facilities, the borrowers would have been in compliance with such financial ratios and tests.

Senior Term Facility.  We have entered into a senior secured second-lien term loan facility with DBNY, as administrative agent, Citigroup, as syndication agent, General Electric Capital Corporation (“GECC”), as co-documentation agent and the other financial institution as party thereto from time to time. As of December 31, 2007, the balance of the Senior Term Facility was $899.3 million and no additional amounts are available to us under this facility. The Senior Term Facility matures seven years from the Recapitalization Closing Date. The term loans will not amortize. The Senior Term Facility contains a number of covenants substantially identical to, but no more restrictive than, the covenants contained in the Senior ABL Facilities. However, under the Senior Term Facility, the borrowers are not required to comply with covenants relating to borrowing base reporting or to specified financial maintenance covenants.

The Notes.  In November 2006, we issued $620 million aggregate principal amount of 9 1/2% senior notes due 2014. The indenture for the Notes contains covenants that, among other things, limit our ability, as described more fully in the indenture, to incur more debt, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with affiliates. The Notes are redeemable, at our option, in whole or in part, at any time and from time to time on and after December 1, 2010 and prior to maturity at the applicable redemption price set forth in the indenture. Any such redemption may, in our discretion, be subject to the satisfaction of one or more conditions precedent, including but not limited to the occurrence of a change of control (as defined in the indenture governing the Notes). In addition, at any time and from time to time on or prior to December 1, 2009, we may redeem up to 35% of the original aggregate principal amount of the Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings, at a redemption price of 109.5%, for Notes, plus accrued and unpaid interest, if any, to the redemption date. This redemption provision is subject to a requirement that Notes in an aggregate principal amount equal to at least 65% of the original aggregate principal amount of Notes must remain outstanding after each such redemption of Notes.

In accordance with the registration rights agreement, dated as of November 27, 2006, entered into in connection with the issuance on November 27, 2006 by RSC Equipment Rental, Inc. and RSC Holdings III, LLC of their 9 1/2% Senior Notes due 2014 (the “old notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended, RSC Equipment Rental, Inc. and RSC Holdings III, LLC completed an exchange offer in the quarter ended September 30, 2007 pursuant to which they offered to exchange $620 million in aggregate principal amount of their 9 1/2% Senior Notes due 2014 (the “new notes”), which were registered under the Securities Act, for equal principal amounts of their outstanding old notes. The terms of the new notes are substantially identical to those of the old notes, except that the transfer restrictions and registration rights relating to the old notes do not apply to the new notes.

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Recapitalization and from the funding of our costs of operations, working capital and capital expenditures.

We rely primarily on cash generated from operations and borrowings under our Senior ABL Facilities to purchase equipment for our rental fleet. As of December 31, 2007, we had a balance of $828.0 million and available borrowings of $474.0 million related to the revolving portion of the Senior ABL Facilities. The available borrowings as of December 31, 2007 were reduced by $132.3 million of outstanding letters of credit and the $15.7 million fair value liability of our interest rate swap agreements, and are subject to our maintenance of a sufficient borrowing base under the Senior ABL Facilities. For a discussion of risks related to our reliance on borrowings under our Senior ABL Facilities to purchase equipment, see “Risk Factors — Risks Related to Our Business — Our reliance on available borrowings under our Senior ABL Facilities and cash from operating activities to purchase new equipment subjects us to a number of risks, many of which are beyond our control.”

Also, substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets will be available to satisfy the claims of our general creditors.

We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Contractual Obligations

The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2007. The contractual obligations presented below do not give effect to the contingent earn-out note. For information regarding the contingent earn-out notes, see “Recent Transactions — The Recapitalization — Contingent Earn-Out Notes” and Note 1 to our audited consolidated financial statements.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Contractual Obligations
Debt	$2,594.2	$2.5	$5.0	$1,067.4	$1,519.3
Capital Leases	142.0	33.6	58.4	35.0	15.0
Interest on Debt and Capital Leases(1)	1,185.6	215.6	426.7	358.4	184.9
Operating Leases	172.7	47.2	74.7	39.4	11.4
Purchase Obligations(2)	17.7	17.7	—	—	—

Total	$4,112.2	$316.6	$564.8	$1,500.2	$1,730.6

(1)	Estimated interest for debt for all periods presented is calculated using the interest rate effective as of December 31, 2007 of (i) 7.0% for the Senior ABL Facilities, (ii) 8.75% for the unhedged portion and 8.14% for the hedged portion of the Senior Term Facility, (iii) .25% on the $622.0 million of undrawn capacity under the revolving portion of the Senior ABL Facilities and (iv) 9.50% on the Notes and (v) 4.6% for capital leases. Principal payments are reflected when contractually required, and no early paydowns are reflected.

(2)	As of December 31, 2007, we had outstanding purchase orders with our equipment suppliers. These purchase orders, which were negotiated in the ordinary course of business, total approximately $17.7 million. Generally, these purchase orders can be cancelled by us with 30 days notice and without cancellation penalties.

Capital Expenditures

The table below shows rental equipment and property and non-rental equipment capital expenditures and related disposal proceeds received by year for 2007, 2006 and 2005.

	Rental Equipment			Property and Non-Rental Equipment
	Gross Capital	Disposal	Net Capital	Gross Capital	Disposal	Net Capital
	Expenditures	Proceeds	Expenditures	Expenditures	Proceeds	Expenditures
	(In millions)

2007	$580.2	$145.4	$434.8	$20.7	$11.3	$9.4
2006	721.3	191.7	529.6	28.6	16.0	12.6
2005	691.9	217.5	474.4	4.6	16.2	(11.6)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 January 1, 2007 and did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is only effective for public companies. We adopted SAB 108 upon becoming a public company. The adoption did not have an impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. The adoption of SFAS No. 159 will not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R revises the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141R will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will be required to apply SFAS No. 141R to any acquisitions subsequent to December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk associated with changes in interest rates and foreign currency exchange rates. For more information on these exposures, see Note 2 to the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Risk

We have a significant amount of debt under the Senior Credit Facilities with variable rates of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR”, or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, for the year ended December 31, 2007, our net interest expense would have increased by an estimated $19.1 million for the year ended December 31, 2007. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $20.8 million assuming a hypothetical increase of 1%.

We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700 million, of which $500 million is for a five year period with a weighted average fixed interest rate of 4.7% and $200 million is for a three year period with a weighted average fixed interest rate of 4.6%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. Including the $700 million of the Senior Term Facility that was hedged as of December 31, 2007, 48% of our $2.7 billion of debt at December 31, 2007 has fixed rate interest.

We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap becomes effective on April 5, 2008 and will be settled on a quarterly basis.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In 2007 and 2006, 4.9% and 4.0%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2007, a 10% increase in this exchange rate would have increased net income by $1.6 million for the year ended December 31, 2007.

Inflation

The increased acquisition cost of rental equipment is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements and the related schedules required by this item are in Appendix F to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be filed under this Item 10 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007.

The information required concerning our executive officers is contained in Part I, Item 1 of this Annual Report on 10-K under “Business — Management”.

Item 11.	Executive Compensation

The information required to be filed under this Item 11 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be filed under this Item 12 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be filed under this Item 13 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required to be filed under this Item 14 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements: The consolidated financial statements of RSC Holdings Inc are included as Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

2. Consolidated Financial Statement Schedule: The financial statement schedule required under the related instructions is included within Appendix S of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

3. Exhibits: The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on March 14, 2008.

RSC Holdings Inc.

By:	/s/ Erik Olsson
Name:     Erik Olsson

Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erik Olsson and David Mathieson and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2008

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 14, 2008

/s/ Denis Nayden Denis Nayden	Chairman of the Board, Director	March 14, 2008

/s/ Timothy Collins Timothy Collins	Director	March 14, 2008

/s/ Edward Dardani Edward Dardani	Director	March 14, 2008

/s/ Douglas Kaden Douglas Kaden	Director	March 14, 2008

/s/ Christopher Minnetian Christopher Minnetian	Director	March 14, 2008

Signature	Title	Date

/s/ John R. Monsky John R. Monsky	Director	March 14, 2008

/s/ James Ozanne James Ozanne	Director	March 14, 2008

/s/ Scott Spielvogel Scott Spielvogel	Director	March 14, 2008

/s/ Donald Wagner Donald Wagner	Director	March 14, 2008

/s/ Mark Cohen Mark Cohen	Director	March 14, 2008

/s/ Donald C. Roof Donald C. Roof	Director	March 14, 2008

INDEX TO FINANCIAL STATEMENTS

RSC HOLDINGS INC. AND SUBSIDIARIES

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Page

Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
Supplementary Financial Data:
The following supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules not listed above have been omitted as not applicable orbecause the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RSC Holdings Inc.:

We have audited the accompanying consolidated balance sheets of RSC Holdings Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSC Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006. Also, as discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/  KPMG LLP

Phoenix, Arizona
March 14, 2008

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$10,039	$46,188
Accounts receivable, net	284,570	268,383
Inventory	21,563	18,489
Rental equipment, net	1,929,514	1,738,670
Property and equipment, net	191,901	170,192
Goodwill	925,621	925,621
Deferred financing costs	55,660	67,915
Other assets	41,469	90,498

Total assets	$3,460,337	$3,325,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$264,384	$296,086
Accrued expenses and other liabilities	179,876	163,996
Debt	2,736,225	3,006,426
Deferred income taxes	323,950	294,081

Total liabilities	3,504,435	3,760,589

Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at December 31, 2007 and December 31, 2006)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,147,575 shares issued and outstanding at December 31, 2007 and 90,647,591 shares issued and outstanding at December 31, 2006)	820,344	556,482
Accumulated deficit	(876,645)	(999,899)
Accumulated other comprehensive income	12,203	8,784

Total stockholders’ deficit	(44,098)	(434,633)

Total liabilities and stockholders’ deficit	$3,460,337	$3,325,956

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Equipment rental revenue	$1,543,175	$1,368,712	$1,140,329
Sale of merchandise	80,649	92,524	102,894
Sale of used rental equipment	145,358	191,652	217,534

Total revenues	1,769,182	1,652,888	1,460,757

Cost of revenues:
Cost of equipment rentals, excluding depreciation	642,199	591,340	527,208
Depreciation rental equipment	295,248	253,379	212,325
Cost of merchandise sales	49,304	57,636	69,914
Cost of used rental equipment sales	103,076	145,425	173,276

Total cost of revenues	1,089,827	1,047,780	982,723

Gross profit	679,355	605,108	478,034

Operating expenses:
Selling, general, and administrative	155,263	134,967	122,281
Management fees and Recapitalization expenses	23,000	10,836	—
Depreciation and amortization non-rental equipment	46,226	38,783	33,776

Total operating expenses	224,489	184,586	156,057

Operating income	454,866	420,522	321,977
Interest expense, net	253,478	116,370	64,280
Other income, net	(1,126)	(311)	(100)

Income before provision for income taxes	202,514	304,463	257,797
Provision for income taxes	79,260	117,941	93,600

Net income	$123,254	$186,522	$164,197

Preferred dividends	—	(7,997)	(15,995)

Net income available for common stockholders	$123,254	$178,525	$148,202

Weighted average shares outstanding used in computing net income per common share:
Basic	98,237	307,845	330,697

Diluted	99,632	307,845	330,697

Net income per common share:
Basic	$1.25	$0.58	$0.45

Diluted	$1.24	$0.58	$0.45

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
DEFICIT AND COMPREHENSIVE INCOME

									Accumulated
	Series A				New Common				Other
	Preferred Stock		Common Stock		Stock		Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income	Income	Total
	(In thousands, except share data)

Balance, January 1, 2005	154	$350,000	330,697,047	$1,113,735	—	—	$(808,423)		$7,380	$662,692
Components of comprehensive income:
Net income	—	—	—	—	—	—	164,197	$164,197	—	164,197
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,070	2,070	2,070

Total comprehensive income								$166,267

Cash dividends on Series A preferred stock	—	—	—	—	—	—	(15,995)		—	(15,995)
Capital contributions	—	—	—	842	—	—	—		—	842

Balance, December 31, 2005	154	350,000	330,697,047	1,114,577	—	—	(660,221)		9,450	813,806
Components of comprehensive income:
Net income	—	—	—	—	—	—	186,522	$186,522	—	186,522
Foreign currency translation adjustments	—	—	—	—	—	—	—	(666)	(666)	(666)

Total comprehensive income								$185,856

Cash dividends on Series A preferred stock	—	—	—	—	—	—	(7,997)		—	(7,997)
Capital contributions	—	—	—	2,909	—	4,730	—		—	7,639
Repurchase of shares in connection with the Recapitalization	(154)	(350,000)	(317,669,667)	(1,032,486)	—	—	(518,203)		—	(1,900,689)
Issuance of common stock in connection with the Recapitalization	—	—	76,633,189	460,000	—	—	—		—	460,000
Exchange of common stock for new common stock	—	—	(89,660,569)	(545,000)	89,660,569	545,000	—		—	—
Issuance of common stock to management	—	—	—	—	987,022	6,440	—		—	6,440
Share-based compensation	—	—	—	—	—	312	—		—	312

Balance, December 31, 2006	—	—	—	—	90,647,591	556,482	(999,899)		8,784	(434,633)
Components of comprehensive income:
Net income	—	—	—	—	—	—	123,254	$123,254	—	123,254
Foreign currency translation adjustments	—	—	—	—	—	—	—	12,914	12,914	12,914
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $6,071	—	—	—	—	—	—	—	(9,495)	(9,495)	(9,495)

Total comprehensive income	—	—	—	—	—	—	—	$126,673

Capital contributions	—	—	—	—	—	4,500	—		—	4,500
Issuance of common stock to public	—	—	—	—	12,500,000	255,064	—		—	255,064
Elimination of fractional shares	—	—	—	—	(16)	—	—		—	—
Share-based compensation	—	—	—	—	—	4,298	—		—	4,298

Balance, December 31, 2007	—	$—	—	$—	103,147,575	$820,344	$(876,645)		$12,203	$(44,098)

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$123,254	$186,522	$164,197
Adjustments to reconcile net income to net cash provided by operating activities:
Bonus expense paid by Atlas	—	4,730	—
Depreciation and amortization	341,474	292,162	246,101
Amortization of deferred financing costs	13,435	1,001	—
Share-based compensation expense	4,298	2,061	3,077
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(43,284)	(43,866)	(45,227)
Deferred income taxes	35,524	48,458	72,212
Changes in operating assets and liabilities:
Accounts receivable, net	(13,745)	(22,776)	(31,065)
Inventory	(2,844)	412	6,203
Other assets	(705)	414	(3,014)
Accounts payable	(1,414)	(67,885)	120,177
Accrued expenses and other liabilities	48,947	34,814	26,210

Net cash provided by operating activities	504,940	436,047	558,871

Cash flows from investing activities:
Purchases of rental equipment	(580,194)	(721,258)	(691,858)
Purchases of property and equipment	(20,674)	(28,592)	(4,641)
Proceeds from sales of rental equipment	145,358	191,652	217,534
Proceeds from sales of property and equipment	11,320	15,961	16,197

Net cash used in investing activities	(444,190)	(542,237)	(462,768)

Cash flows from financing activities:
Cash consideration paid to Atlas	(17,995)	(3,254,921)	—
Net cash equity investment by Sponsors	—	460,000	—
Issuance of senior ABL facilities	—	1,124,000	—
Issuance of senior term facility	—	1,130,000	—
Issuance of senior notes	—	620,000	—
Proceeds from senior ABL revolver	99,457	4,291	—
Payments on senior ABL term revolver	(150,274)	—	—
Payments on senior ABL term loan	(2,500)	(625)	—
Payments on Senior Term Facility	(230,700)	—	—
Payments on capital leases and other debt	(39,030)	(33,010)	(26,785)
Net proceeds (payments on) affiliated debt	—	148,301	(56,492)
Deferred financing costs	(842)	(68,916)	—
Proceeds from stock issuances	255,064	6,440	—
Cash dividends paid	—	(7,997)	(15,995)
Capital contributions from Atlas	4,500	2,909	842
Increase (decrease) in outstanding checks in excess of cash balances	(14,774)	14,774	—

Net cash provided by (used in) financing activities	(97,094)	145,246	(98,430)

Effect of foreign exchange rates on cash	195	(2)	4,938

Net increase (decrease) in cash and cash equivalents	(36,149)	39,054	2,611
Cash and cash equivalents at beginning of year	46,188	7,134	4,523

Cash and cash equivalents at end of year	$10,039	$46,188	$7,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$218,488	$33,759	$20,932
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$52,320	$62,886	$47,870

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization

Business and Basis of Presentation

Description of Business

RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are primarily engaged in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada through its wholly owned subsidiaries. In February 2007, the wholly owned subsidiaries Rental Service Corporation and Rental Service Corporation of Canada Ltd. officially changed their names to RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada Ltd., respectively (collectively, “RSC”).

Basis of Presentation

Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB. At December 31, 2005, ACAB and ACA (collectively, “Atlas”) owned 40.2% and 59.8% of the outstanding common shares of RSC Holdings, respectively.

On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement (“Recapitalization”) pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings. The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.

Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. Each of the newly formed entities were created for legal, tax or other corporate purposes and have nominal assets. RSC is the surviving operating entity of RSC Holdings and is wholly owned by RSC Holdings III, LLC.

In connection with the Recapitalization, RSC, RSC Holdings II, LLC and RSC Holdings III, LLC entered into new senior asset-based loan facilities (“Senior ABL Facilities”), comprised of a $250.0 million term loan and a $1,450.0 million revolving credit facility, and a new $1,130.0 million senior second-lien term loan facility (“Senior Term Facility”) and issued $620.0 million aggregate principal amount of senior notes (“Senior Notes”).

Contemporaneously with the Recapitalization, the Sponsors made a $500.0 million cash equity investment, less a partial return of equity to the Sponsors of $40.0 million, in RSC Holdings. The net consideration paid, and accrued to be paid, to Atlas for the repurchased stock was $3,272.9 million. Atlas is responsible for certain liabilities existing as of the closing date, including liabilities relating to income taxes, personal property and real property taxes, stock appreciation right shares, and certain other liabilities.

Costs and fees totaling $74.4 million were incurred by the Company in conjunction with the Recapitalization. The Company recorded $68.9 million of those costs that directly related to the issuance of debt as deferred financing fees. Indirect expenses and other fees and expenses of $5.5 million not directly related to the issuance of debt were expensed. In addition, the Company recorded $4.7 million of compensation expense for executive bonuses paid by ACAB upon the closing of the Recapitalization, for a total of $10.3 million of Recapitalization expenses.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the consideration paid to ACAB to the amount recorded in accumulated deficit in the consolidated statements of stockholders’ deficit and comprehensive income for the year ended December 31, 2006:

(In 000s)

Base consideration paid to ACAB	$3,220,521
Working capital adjustment (paid to ACAB in 2006 and 2007)	52,395

Total consideration paid to ACAB	3,272,916
Repurchase of shares in connection with the Recapitalization	(1,032,486)
Contribution of Series A preferred stock from ACAB to the Company	(350,000)
Relief of intercompany debt with affiliate of ACAB	(1,296,246)
Assumption by ACAB of certain liabilities of the Company	(75,981)

Consideration paid to ACAB in excess of book value	$518,203

In addition to the consideration noted above, the Company may be required to issue a contingent earn-out note to Atlas pursuant to the Recapitalization Agreement if the Company achieves adjusted EBITDA (as defined in the Recapitalization Agreement) of at least $880.0 million for the year ended December 31, 2008. The maximum amount of the earn-out note, if the Company achieves adjusted EBITDA of $1.015 billion or greater, is $250.0 million. The issuance of the note would be recorded as an adjustment to accumulated deficit. The contingent earn-out note will mature on the earlier of the date that is 11 years from issuance and the date that is six months after the final maturity date of the longest dated debt of the Company with a principal amount in excess of $100.0 million on the date of issuance of the contingent note. Interest will be added to principal semi-annually and will be payable at maturity. The interest rate will be compounded semi-annually and will equal the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum.

Also pursuant to the Recapitalization Agreement, if the Company’s cumulative adjusted EBITDA (as defined in the Recapitalization agreement) for the fiscal years ended December 31, 2006 and December 31, 2007 had been at least $1.54 billion, then the Company would have issued up to a $150.0 million contingent earn-out note in April 2008. The Company’s cumulative adjusted EBITDA did not meet the defined threshold, and an earn-out note will not be issued.

If certain persons associated with the Sponsors cease to control 40% in the aggregate of the number of shares of common equity owned by the Sponsors and their affiliates immediately after the closing of the Recapitalization, the Company may be required to make semi-annual interest payments in connection with the earn-out notes up to an amount calculated by formula as defined in the Recapitalization Agreement. Furthermore, if these conditions are met, additional interest shall accrue at the semi-annual interest rate that, with semi-annual compounding, produces an incremental annual yield to maturity of 1.50%. In addition, the Company may be required to prepay a portion of the earn-out note if certain dividends, redemptions or other distributions are received that exceed pre-defined levels.

In December 2006, the Company sold to certain of its officers, or trusts of which its officers were beneficiaries, RSC Holdings new common stock for an aggregate price of approximately $6.4 million.

Certain amounts in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been reclassified to conform with current year presentation.

Prior to the Recapitalization

Through November 26, 2006, the consolidated financial statements represent a carve-out of the activities of the Company as they relate to RSC. The consolidated financial statements exclude RSC’s Prime Energy division, which was retained by Atlas as part of the Recapitalization. The historical financial statements of the Company include investments in other consolidated or non-consolidated operations which are not included in these consolidated

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements as such investments were retained by Atlas. The consolidated financial statements reflect indebtedness with an affiliate in which interest charged may not be reflective of rates and terms and conditions offered by a third party lender. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

All material intercompany transactions and balances have been eliminated in consolidation.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $8.6 million and $7.0 million at December 31, 2007 and 2006, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. The Company’s customer base is large and geographically diverse. No single customer accounts for more than 2% of the Company’s total revenues in the years ended December 31, 2007, 2006 or 2005 or more than 5% of total receivables at December 31, 2007 or December 31, 2006. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of income. Accounts receivable consist of the following at:

	December 31,
	2007	2006
	(In 000s)

Trade receivables	$281,449	$270,707
Other receivables	11,719	4,654
Less allowance for doubtful accounts	(8,598)	(6,978)

Accounts receivable, net	$284,570	$268,383

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciated to a salvage value of zero to ten percent of cost. The incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

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

The following table provides a breakdown of rental equipment at:

	December 31,	December 31,
	2007	2006
	(In 000s)

Rental equipment	$2,748,656	$2,399,109
Less accumulated depreciation	(819,142)	(660,439)

Rental equipment, net	$1,929,514	$1,738,670

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

Property and equipment consists of the following at:

	December 31,	December 31,
	2007	2006
	(In 000s)

Leased equipment	$215,988	$190,076
Buildings and leasehold improvements	50,621	43,800
Non-rental machinery and equipment	37,546	32,529
Data processing hardware and purchased software	18,024	13,237
Furniture and fixtures	11,022	9,931
Construction in progress	4,600	4,183
Land and improvements	714	714

	338,515	294,470
Less accumulated depreciation and amortization	(146,614)	(124,278)

Property and equipment, net	$191,901	$170,192

Long-Lived Assets and Goodwill

Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The Company recognized no impairment of long-lived assets in the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill was $925.6 million at both December 31, 2007 and 2006. The Company reviews the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. Based on the Company’s analyses, there was no impairment of goodwill in connection with the annual impairment tests that were performed during the years ended December 31, 2007, 2006 and 2005.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company estimates the fair values of its reporting units utilizing an income approach valuation. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Reserves for Claims

The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $.5 million and $.25 million, respectively. With the exception of pollution claims, this coverage was in effect for the twelve months ended December 31, 2007 and the year ended December 31, 2006. The coverage for pollution claims has been effective since the Recapitalization. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ deficit as a component of accumulated other comprehensive income. Income and losses that result from foreign currency transactions are included in earnings. The Company recognized $1.1 million, $311,000 and $100,000 of foreign currency transaction gains for the years ended December 31, 2007, 2006 and 2005, respectively.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of the Company’s derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income, to the extent the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings in interest expense. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

Comprehensive Income

The Company reports comprehensive income and accumulated other comprehensive in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments and the highly effective portion of the changes in the fair value of designated cash flow hedges.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments. The fair values of the Senior ABL Facilities and the Senior Term Facilities approximate the carrying value of these financial instruments due to the fact that these instruments include provisions to adjust interest rates based on market conditions. The fair value of the Senior Notes was approximately $551.8 million based on market prices at December 31, 2007. The fair value liability of the Company’s interest rate swaps as of December 31, 2007 totaled $15.7 million based on current market pricing models.

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

The Company recognizes revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.

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

Sales tax amounts collected from customers are recorded on a net basis.

Marketing and Advertising costs

The Company advertises primarily through trade publications and yellow pages. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated statements of income. Marketing and advertising expense, net of qualifying cooperative advertising reimbursements under EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF No. 02-16”) was $10.0 million, $9.9 million, and $10.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Consideration Received from Vendors

The Company receives money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in EITF No. 02-16 are offset against advertising costs in the period in which the Company recognizes the incremental advertising cost. In situations when vendor consideration does not meet the criteria in EITF No. 02-16 to be offset against advertising costs, the Company considers the consideration to be a reduction in the purchase price of rental equipment acquired.

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

Effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123 (revised 2004), Share Based Payment. Under that method, the Company recognizes compensation expense for new share-

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date based on grant date fair values. See Note 15 for further discussion.

New Accounting Pronouncements

In June 2006, FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. See Note 9 for additional information.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. The adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R revises the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141R will change the accounting for: acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company would be required to apply SFAS No. 141R to any acquisitions subsequent to December 31, 2008.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Earnings per Share

Basic and diluted net income per common share is presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). In accordance with SFAS No. 128, basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities. Additionally, for purposes of calculating basic and diluted net income per common share, net income has been adjusted for preferred stock dividends.

The following table presents the calculation of basic and diluted net income per common share:

	Years ended December 31,
	2007	2006	2005
	(In 000s except per share data)

Numerator:
Net income	$123,254	$186,522	$164,197
Less preferred dividends	—	(7,997)	(15,995)

Net income available for common stockholders	$123,254	$178,525	$148,202

Denominator:
Weighted average shares — basic	98,237	307,845	330,697
Employee stock options	1,395	—	—

Total weighted average shares — diluted	99,632	307,845	330,697

Net income per common share — basic	$1.25	$0.58	$0.45

Net income per common share — diluted	$1.24	$0.58	$0.45

Anti-dilutive securities excluded	473	—	—

Weighted average shares outstanding were significantly reduced in 2007 as a result of our Recapitalization.

(4)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at:

	December 31,
	2007	2006
	(In 000s)

Compensation-related accruals	$34,629	$28,815
Accrued income and other taxes	46,328	74,116
Reserves for claims	35,580	35,940
Accrued interest payable	41,249	19,095
Interest rate swap liability	15,740	—
Other	6,350	6,030

Total	$179,876	$163,996

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Debt

Debt consists of the following at:

	December 31,
	2007	2006
	(In 000s)

Senior ABL revolving credit facility	$828,000	$878,291
Senior ABL term loan	246,875	249,375
Senior Term Facility	899,300	1,130,000
Senior Notes	620,000	620,000
Capitalized lease obligations	142,007	128,688
Other	43	72

Total	$2,736,225	$3,006,426

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s)(a):

2008	$36,151
2009	34,108
2010	29,319
2011	851,004
2012	251,391
Thereafter	1,534,252

Total	$2,736,225

(a)	The required principal payments presented above do not give effect to the contingent earn-out note discussed in Note 1.

Senior ABL Facilities.  As of November 27, 2006, in connection with the Recapitalization, RSC and certain of its parent companies and subsidiaries, as borrower, entered into a senior secured asset based credit facility with Deutsche Bank AG, New York Branch (“DBNY”), as administrative agent and collateral agent, Citicorp North America, Inc. as syndication agent, and the other financial institutions party thereto from time to time. The facility consists of a $1,450.0 million revolving credit facility and a term loan facility in the initial amount of $250.0 million. The revolving loans under the Senior ABL Facilities mature five years from the Recapitalization closing date. The term loans under the Senior ABL Facilities amortize in equal quarterly installments of one percent of the aggregate principal amount thereof per annum until its maturity date, November 30, 2012, at which time the remaining balance is due.

At the Company’s election, the interest rate per annum applicable to the loans under the Senior ABL Facilities are based on a fluctuating rate of interest measured by reference to either adjusted LIBOR, plus a borrowing margin; or, an alternate base rate plus a borrowing margin. As of December 31, 2007, the interest rate on the Senior ABL Facilities was 7.0%.

As of December 31, 2007, the Company had $474.0 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit. The Company will pay fees on the unused commitments of the lenders under the revolving loan facility; a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior ABL Facilities contain covenants that, among other things, limit or restrict the ability of the Company to incur indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; and make dividends and other restricted payments. In addition, under the Senior ABL Facilities, upon excess availability falling below certain levels, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company is currently in compliance with the covenants related to the Senior ABL Facilities.

Senior Term Facility.  In connection with the Recapitalization, the Company, as borrower, entered into a $1,130.0 million senior secured second-lien term loan facility with DBNY, as administrative agent and collateral agent, Citigroup, as syndication agent, General Electric Capital Corporation, as co-documentation agent and the other financial institution as party thereto from time to time. The Senior Term Facility matures seven years from the Recapitalization closing date.

At the Company’s election, the interest rate per annum applicable to the Senior Term Facility is based on a fluctuating rate of interest measured by reference to either adjusted LIBOR, plus a borrowing margin; or an alternate base rate plus a borrowing margin. As of December 31, 2007, the interest rate on the Senior Term Facility was 8.8%.

The Senior Term Facility contains a number of covenants substantially identical to, but no more restrictive than, the covenants contained in the Senior ABL Facilities. However, under the Senior Term Facility, the borrowers are not required to comply with covenants relating to borrowing base reporting or to specified financial maintenance covenants.

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

In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with a portion of the Senior Term Facility, which has a variable interest rate. See Note 6 for additional information.

Senior Notes.  In connection with the recapitalization, RSC and RSC Holdings, III LLC issued $620.0 million aggregate principal amount of 9 1/2% senior notes due 2014. Interest on the Senior Notes is paid semi-annually, on June 1 and December 1 in each year and the Senior Notes mature December 1, 2014.

The Senior Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after December 1, 2010 at the applicable redemption price set forth below:

Redemption Period	Price
2010	104.750%
2011	102.375%
2012 and thereafter	100.000%

In addition, at any time on or prior to December 1, 2009, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 109.5%.

The indenture governing the Senior Notes contain covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue preferred shares; pay dividends on or make other distributions in respect to capital stock or other restricted payments; make certain investments; and sell certain assets.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company continues to be in compliance with all applicable debt covenants as of December 31, 2007.

Contingent earn-out note.  RSC Holdings may be required to issue a contingent earn-out note to Atlas of up to $250.0 million pursuant to the Recapitalization Agreement if RSC achieves adjusted EBITDA (as defined in the Recapitalization Agreement) of at least $880.0 million for the year ended December 31, 2008. The maximum amount of the earn-out note, if the Company achieves adjusted EBITDA of $1.015 billion or greater, is $250.0 million. The issuance of the note would be recorded as an adjustment to accumulated deficit.

Capital leases.  Capital lease obligations consist of vehicle leases with periods expiring at various dates through 2015. The interest rate is the same for all units and is subject to change on a monthly basis. The monthly interest rate for December 2007 was 4.6%.

Deferred financing costs are amortized through interest expense over the respective terms of the debt instruments using the effective interest method.

(6)	Derivative Instruments

The Company uses derivatives to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company entered into four forward-starting interest rate swap agreements in September 2007 under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.7%, and $200.0 million is for a three year period with a weighted average fixed interest rate of 4.6%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.

The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the liability for the interest rate swap agreements of $15.7 million at December 31, 2007 was recorded in accrued expenses and other liabilities in the consolidated balance sheet, with the offset, net of income tax effects, included in accumulated other comprehensive income. The effective portion of the change in fair value is included in comprehensive income for the twelve months ended December 31, 2007. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. The ineffective portions of the change in the fair market value is recognized in earnings in interest expense. The ineffective portions of changes in the fair market value of the derivatives has been immaterial to date.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Comprehensive Income

Accumulated comprehensive income components as of December 31, 2007 were as follows:

	Foreign Currency	Fair Market Value of	Accumulated Other
	Translation	Cash Flow Hedge	Comprehensive Income
		(In 000s)

Balance at December 31, 2006	$8,784	$—	$8,784
Foreign currency translation	12,914	—	12,914
Change in fair value of cash flow hedges, net of tax	—	(9,495)	(9,495)

Balance at December 31, 2007	$21,698	$(9,495)	$12,203

(8)	Common and Preferred Stock

Common Stock

In the Recapitalization, the Company initially repurchased 317,669,667 shares, or approximately 96.1%, of its outstanding shares of common stock (the “Repurchased Shares”), with Atlas retaining 13,027,380 shares of common stock. Subsequently, 241,036,478 shares of the Repurchased Shares were cancelled. The Company then sold the remaining 76,633,189 of the Repurchased Shares to the Sponsors for $500.0 million, net of a partial return of equity to the Sponsors of $40.0 million. As a result of these transactions, the Company had 89,660,569 shares of common stock outstanding, with the Sponsors holding 76,633,189 shares, or 85.5%, of the Company’s common stock, and Atlas retaining 13,027,380 shares, or 14.5%, of the Company’s shares of common stock. At December 31, 2007, the Sponsors each owned 33.7% of the Company and Atlas owned 11.5% of the Company.

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

In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by certain of its current shareholders. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and ACF. The common shares were offered at a price of $22.00 per share. Net proceeds to the Company from this offering, after deducting underwriting discounts and estimated offering expenses were $255.1 million. RSC Holdings used the net proceeds from this offering to repay $230.7 million of the Company’s Senior Term Facility and an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million related to terminating the monitoring agreement with the Sponsors.

During the fourth quarter of 2007, RSC Holdings reduced its outstanding shares by an aggregate of 16 fractional shares of its common stock that arose due to fractions created as a result of the 37.435 for 1 stock split effected on May 18, 2007.

Preferred Stock

The Company had 200 authorized shares of Series A preferred stock, of which 154 shares were issued and outstanding with an affiliate. Holders of the Series A preferred stock were entitled to receive dividends when

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared by the Board. These shares were cancelled as part of the Recapitalization in November 2006. As part of the Recapitalization, the Board of Directors authorized 500,000 shares of new preferred stock, of which none were issued and outstanding at December 31, 2007.

(9)	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In 000s)

Domestic federal:
Current	$31,661	$53,412	$9,899
Deferred	31,057	46,428	72,150

	62,718	99,840	82,049
Domestic state
Current	5,661	12,722	8,784
Deferred	3,132	739	(1,275)

Total domestic	71,511	113,301	89,558

Foreign federal:
Current	6,413	3,349	2,705
Deferred	1,336	1,291	1,337

Total foreign	7,749	4,640	4,042

	$79,260	$117,941	$93,600

Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of business. The Company’s income taxes as presented in the consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. The Company was required to assess its deferred tax assets (including net operating loss and alternative minimum tax loss carryforwards) and the need for a valuation allowance on a separate return basis, even though at December 31, 2007 and 2006 no such loss carryforwards existed at the RSC Holdings consolidated level, since those assets have been utilized by other members within the consolidated tax return. Upon the Company’s separation, as a result of the Recapitalization, those assets were treated as an intercompany balance and eliminated. This assessment required judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In 000s)

Computed tax at statutory tax rate	$70,880	$106,562	$90,229
Permanent items	793	875	(4,938)
State income taxes, net of federal tax benefit	7,152	12,559	4,881
Difference between federal statutory and foreign tax rate	(323)	(208)	(61)
Change in valuation allowance	—	—	(1,486)
Other	758	(1,847)	4,975

Provision for income taxes	$79,260	$117,941	$93,600

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in its foreign subsidiary is permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Total undistributed earnings at December 31, 2007 and 2006 were $43.7 million and $28.1 million, respectively. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at:

	December 31,
	2007	2006
	(In 000s)

Deferred tax assets:
Accruals	$25,845	$20,080
Federal tax benefit of state reserves	1,087	—
Deferred financing costs (derivative)	6,071	—

Total deferred tax assets	33,003	20,080

Deferred tax liabilities:
Intangibles	38,555	29,942
Capitalized leases	8,609	7,178
Property and equipment	303,326	271,770
Foreign	6,463	5,271

Total deferred tax liabilities	356,953	314,161

Net deferred tax liability	$323,950	$294,081

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2003. In 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal income tax returns for tax year 2005. This examination was completed during the year ended December 31, 2007. During 2007 the IRS proposed certain adjustments to the Company’s tax positions. The result of these adjustments was that an additional payment of $4.8 million was made during 2007 and the Company was fully indemnified by Atlas for such payment as explained below. In addition, the Company’s unrecognized tax benefits and accrued interest and penalties were decreased by approximately $23.0 million and $7.8 million respectively during 2007 as a result of the completion of the 2005 IRS audit. These reductions resulted in a corresponding decrease to its receivable from Atlas, as explained below. In

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company’s Canadian operating subsidiary is currently under examination for tax years 2003 through 2005 and the IRS has commenced an audit of the Company’s federal income tax return for the year ended December 31, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The total amount of unrecognized tax benefits as of the date of adoption and as of December 31, 2007 was approximately $40.0 million and $21.8 million, respectively. Of the unrecognized tax benefits $4.5 million, if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change over the next twelve months.

The total amount of accrued interest and penalties as of the date of adoption and as of December 31, 2007 was approximately $9.2 million and $4.5 million, respectively.

Unrecognized
Tax Benefits
(In millions)

Balance at January 1, 2007	$40.0
Additions based on tax positions related to the current year	4.8
Reductions for tax positions related of prior years	(23.0)

Balance at December 31, 2007	$21.8

Unrecognized tax benefits and associated interest and penalties of $49.2 million as of the date of adoption and $21.3 million of the unrecognized tax benefits and associated interest and penalties as of December 31, 2007 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for an amount equal to the amount of Indemnified Positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense Unrecognized tax benefits and the associated interest and penalties of $5.0 million as of December 31, 2007 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”), interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.

(10)	Commitments and Contingencies

At December 31, 2007, the Company had total available irrevocable letters of credit facilities outstanding of $132.3 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.

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

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Leases

Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases at:

	December 31,
	2007	2006
	(In 000s)

Leased equipment	$215,988	$190,076
Less accumulated depreciation and amortization	(71,236)	(60,088)

Leased equipment	$144,752	$129,988

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2015 at variable interest rates. Capital lease obligations amounted to $142.0 million and $128.7 million at December 31, 2007, and 2006, respectively.

The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases amounted to $46.0 million, $41.0 million, and $39.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments, by year and in the aggregate, for noncancelable capital and operating leases with initial or remaining terms of one year or more are as follows at:

	December 31,
	Capital	Operating
	Leases	Leases
	(In 000s)

2008	$39,278	$47,179
2009	35,740	41,217
2010	29,605	33,492
2011	22,229	24,924
2012	15,470	14,489
Thereafter	15,473	11,398

Total minimum lease payments	$157,795	$172,699

Less amount representing interest (4.62% at December 2007)	15,788

Capital lease obligations	$142,007

The Company has a variety of real estate leases that contain rent escalation clauses. The Company records the related rental expense on a straight-line basis over the lease term and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. The balance of the deferred rent liability amounted to $.9 million and $1.0 million at December 31, 2007 and 2006, respectively.

(12)	Legal and Insurance Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $35.6 million and $35.9 million at December 31, 2007 and 2006, respectively, to cover the uninsured portion of estimated

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.

(13)	Affiliated Company Transactions

Sales and rentals to affiliated companies of $134,000, $125,000, and $177,000 in 2007, 2006, and 2005, respectively, are included in revenues in the accompanying consolidated statements of income. Rental equipment and other purchases from affiliated companies were $24.3 million, $41.2 million, and $50.5 million in 2007, 2006, and 2005, respectively. Affiliated payables were $11.2 million and $15.1 million at December 31, 2007 and 2006, respectively. Included in accounts payables at December 31, 2006 is an $18.0 million payable to Atlas related to a working capital adjustment in conjunction with the Recapitalization.

As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization the Company recorded a receivable for any recorded liabilities to be paid by Atlas. At December 31, 2007 and 2006, the Company had receivables of $21.3 million and $70.3 million, respectively, for such amounts, which are recorded within other assets in the consolidated balance sheets.

During the twelve months ended December 31, 2007, Atlas paid $6.7 million on the Company’s behalf and the Company received $6.9 million from Atlas in conjunction with items paid directly by the Company. These amounts had been included in the December 31, 2006 Indemnification Receivable. Additionally, the Company recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.

On the Recapitalization closing date, the Company entered into a monitoring agreement with the Sponsors, pursuant to which the Sponsors would provide the Company with financial, management advisory and other services. The agreement was terminated on May 29, 2007 upon the closing of the Company’s initial public offering. During the years ended December 31, 2007 and December 31, 2006, the Company paid $23.0 million and $0.6 million, respectively, to the Sponsors under the monitoring agreement. Included in the 2007 amount is a termination fee of $20.0 million that RSC Holdings paid to the Sponsors in connection with the closing of the initial public offering of RSC Holdings common stock on May 29, 2007, to terminate this monitoring agreement. Additionally, upon termination of the monitoring agreement, the Company entered into a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services. Through December 31, 2007 the Company has paid the Sponsors approximately $94,000 under this agreement.

(14)	Employee Benefit Plans

The Company currently sponsors a defined contribution 401(k) plan that is subject to the provisions of ERISA. The Company also sponsors a defined contribution pension plan for the benefit of full-time employees of its Canadian subsidiary. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $6.6 million, $4.7 million, and $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company sponsors a deferred compensation plan whereby amounts earned and contributed by an employee are invested and held in a Company created “rabbi trust”. Rabbi trusts are employee directed and administered by a third party. As the assets of the trust are available to satisfy the claims of general creditors in the event of Company bankruptcy, under EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the amounts held in the trust are accounted for as an

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment and a corresponding deferred liability in the accompanying consolidated balance sheets and amounted to $3.2 million and $2.0 million at December 31, 2007 and 2006, respectively.

(15)	Share-Based Compensation Plans

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company did not grant any employee stock options prior to the Recapitalization in November 2006. Prior to the Recapitalization, certain employees were eligible to receive share appreciation rights (“SARS”) for ACAB A-shares. SARS do not entitle the holder to acquire shares, but only to receive the difference between the price of ACAB’s A-shares at exercise and the price determined at the grant date. As of January 1, 2006, the SARS were substantially vested. The adoption of SFAS No. 123R did not have a material impact on the Company’s results of operations, financial position or cash flows.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25 as interpreted by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

Share Appreciation Rights

SARS were offered each year from 2000 to 2003.  No SARS have been granted since 2003. SARS were formally granted and issued by ACAB, have a term of six years from the grant date and vest at rates of one-third per year at each anniversary of the grant date. The exercise price/grant price is equal to 110% of the average share price during a limited period before the grant date. There are no performance conditions required to earn the award.

Prior to the Recapitalization, the cash payments to employees upon exercise of the SARS were reimbursed by ACAB and, accordingly, were reflected as capital contributions in the consolidated statements of stockholders’ equity (deficit) and comprehensive income. As part of the terms of the Recapitalization, ACAB agreed to assume the remaining liability of SARS payments and directly pay the employees upon exercise.

SARS expense for 2006 and 2005 was $1.7 million and $3.1 million, respectively. At December 31, 2006, the SARS were fully vested.

Stock Incentive Plan

After the Recapitalization, RSC Holdings adopted the RSC Holdings Inc. Amended and Restated Stock Incentive Plan, (the “Plan”) which provides for the grant of non qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units deferred shares and may offer common shares for purchase by the Company’s eligible employees and directors. The Board of Directors administers the Plan, which was adopted in December 2006 and amended and restated in May 2007. There are 7,382,943 shares of common stock authorized under the plan of which 1,488,543 remain available at December 31, 2007. The exercise price for stock options granted under the Plan will be no less than market value on the date of grant. Options granted under the Plan generally vest ratably over a four or five-year vesting period and have a ten-year contractual term. In addition to the service based options, RSC Holdings also granted performance based options in 2006 with equivalent terms to those described above except that the annual vesting is contingent on the Company achieving certain defined performance targets.

The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical stock price volatility of

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparable companies. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using expected term data disclosed by comparable companies. Groups of employees that are expected to have similar exercise behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

	Year Ended December 31,
	2007	2006

Expected volatility	40.0%	45.8%
Dividend yield	—	—
Expected term (in years)	4.2	5.0
Risk-free interest rate	3.9%	4.5%
Weighted average grant date fair value of options granted	$5.19	$2.98

The following table summarizes stock option activity:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
			(Years)	(In 000s)

Outstanding January 1, 2006	—
Granted	4,395,921	$6.52
Exercised	—
Forfeited or expired	—

Outstanding December 31, 2006	4,395,921	6.52
Granted	714,000	13.82
Exercised	—
Forfeited or expired	(206,529)	6.52

Outstanding December 31, 2007	4,903,392	7.58	8.9	$25,262

Exercisable at December 31, 2007	896,049	6.52	8.0	5,403

No options were exercised during 2007. As of December 31, 2007, the Company had $9.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan that will be recognized on a straight line basis over the requisite service and performance periods. That cost is expected to be recognized over a weighted-average period of 3.1 years.

During 2007, an aggregate of 4,000 Restricted Stock Units (“RSU’s) were granted to the Company’s two independent Directors under the Plan. The RSU’s are fully vested at December 31, 2007.

For the year ended December 31, 2007, total stock-based compensation expense was $4.3 million.

During 2006, in connection with the Recapitalization, certain of the Company’s officers purchased an aggregate of 987,022 shares of common stock under the Plan.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Business Segment and Geographic Information

The Company manages its operations on a geographic basis. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, types of customers, and long-term average gross margins.

The Company operates in the United States and Canada. Revenues are attributable to countries based on the location of the customers. The information presented below shows geographic information relating to revenues from external customers:

	Year Ended December 31,
	2007	2006	2005
	(In 000s)

Revenues from external customers:
Domestic	$1,682,279	$1,586,714	$1,411,517
Foreign	86,903	66,174	49,240

Total	$1,769,182	$1,652,888	$1,460,757

The information presented below shows geographic information relating to rental equipment and property and equipment at:

	December 31,
	2007	2006
	(In 000s)

Rental equipment, net
Domestic	$1,838,148	$1,670,181
Foreign	91,366	68,489

Total	$1,929,514	$1,738,670

Property and equipment, net
Domestic	$181,483	$163,049
Foreign	10,418	7,143

Total	$191,901	$170,192

(17)	Selected Unaudited Quarterly Financial Data

	Three Months Ending
	March 31	June 30	September 30	December 31
	(In 000s, except per share amounts)

2007
Total revenues	$406,347	$442,828	$461,954	$458,053
Gross profit	142,492	171,940	188,408	176,515
Income before provision for income taxes	33,258	28,489	77,952	62,815
Net income available for common stockholders	20,243	17,425	47,549	38,037
Diluted net income per common share	0.22	0.18	0.45	0.36

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ending
	March 31	June 30	September 30	December 31
	(In 000s, except per share amounts)

2006
Total revenues	$385,891	$413,822	$427,599	$425,576
Gross profit	128,309	152,896	166,953	156,950
Income before provision for income taxes	64,884	85,817	96,632	57,130
Net income available for common stockholders	37,171	49,714	59,603	32,037
Diluted net income per common share	0.11	0.15	0.18	0.13

Diluted net income per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net income per common share amounts.

RSC HOLDINGS INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts
RSC Holdings Inc. and Subsidiaries

The following table summarizes activity for allowance for doubtful accounts:

	2007	2006	2005
	(In 000s)

Beginning balance at January 1,	$6,978	$7,474	$9,166
Provision for bad debt	5,653	5,076	5,395
Charge offs, net	(4,033)	(5,572)	(7,087)

Ending balance at December 31,	$8,598	$6,978	$7,474

S-1

RSC HOLDINGS INC.

ANNUAL REPORT ON 10-K

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2	.1(1)	Recapitalization Agreement, dated as of October 6, 2006, by and among by and among Atlas Copco AB, Atlas Copco Finance S.à.r.l., Atlas Copco North America Inc., RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC
3	.1(2)	Amended and Restated Certificate of Incorporation of RSC Holdings Inc.
3	.2(3)	Amended and Restated By-Laws of RSC Holdings Inc.
4	.1(4)	Indenture, dated as of November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC and Wells Fargo Bank, National Association
4	.2(5)	Registration Rights Agreement, dated November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and GE Capital Markets, Inc.
4	.3(6)	U.S. Guarantee and Collateral Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG, New York Branch, as collateral agent and administrative agent
4	.4(7)	Canadian Security Agreement, dated as of November 27, 2006, by and among Rental Service Corporation of Canada Ltd., Deutsche Bank AG, Canada Branch as Canadian collateral agent
4	.5(8)	Guarantee and Collateral Agreement, dated as of November 27, 2006, by and between RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch as collateral agent and administrative agent
4	.6(9)	Intercreditor Agreement, dated as of November 27, 2006, by and among RSC Holdings, II, LLC, RSC Holdings III, LLC, Rental Service Corporation, each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch as U.S. collateral agent under the first-lien loan documents and Deutsche Bank AG, New York Branch in its capacity as collateral agent under the second-lien loan documents
4	.7(10)	Amended and Restated Stockholders Agreement
4	.8(11)	Form of stock Certificate
10	.1(12)+	Amended and Restated RSC Holdings Stock Incentive Plan Agreement
10	.2(13)+	Employee Stock Option Agreements
10	.3(14)+	Employee Stock Subscription Agreements
10	.4(15)+	Form of Employment Agreement for executive officers
10	.5(16)	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP OO RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management and Atlas Copco Finance S.à.r.l
10	.6(17)	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC
10	.7(18)	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western)

E-1

Exhibit No.		Description of Exhibit

10	.8(19)	Second Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation
10	.9(20)+	RSC Holdings Inc. 2007 Annual Incentive Plan
10	.10(21)+	Form of Indemnification Agreement
10	.11(22)+	Form of Cost Reimbursement Agreement
10	.12(23)+	Form of Director Restricted Stock Unit Agreement
10	.13(24)	Executive Employment and Non competition Agreement by and between David Mathieson and RSC Holdings Inc. effective January 2, 2008
10	.14(25)	Separation and Release Agreement by and between Keith Sawottke and RSC Holdings Inc., dated November 30, 2007
12*		Computation of Consolidated Ratio of Earnings to Fixed Charges for the five years ended December 31, 2007
21	.1*	List of Subsidiaries
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate

*	Filed Herewith

(1)	Incorporated by reference to Exhibit 2.1 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(2)	Incorporated by reference to Exhibit 3.1 to RSC Holdings Inc.’s Quarterly Report on Form 10-Q, dated August 2, 2007 (file no. 001-33485)

(3)	Incorporated by reference to Exhibit 3.2 to RSC Holdings Inc.’s Quarterly Report on Form 10-Q, dated August 2, 2007 (file no. 001-33485)

(4)	Incorporated by reference to Exhibit 4.1 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(5)	Incorporated by reference to Exhibit 4.2 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(6)	Incorporated by reference to Exhibit 4.5 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(7)	Incorporated by reference to Exhibit 4.6 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(8)	Incorporated by reference to Exhibit 4.7 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(9)	Incorporated by reference to Exhibit 4.8 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(10)	Incorporated by reference to Exhibit 4.7 to RSC Equipment Rental Inc.’s and RSC Holdings III, LLC’s Form S-4, dated July 16, 2007 (file no. 333-144625)

(11)	Incorporated by reference to Exhibit 4.10 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

E-2

(12)	Incorporated by reference to Exhibit 10.2 to RSC Equipment Rental Inc.’s and RSC Holdings III, LLC’s Form S-4, dated July 16, 2007 (file no. 333-144625)

(13)	Incorporated by reference to Exhibit 10.2 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(14)	Incorporated by reference to Exhibit 10.3 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(15)	Incorporated by reference to Exhibit 10.4 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(16)	Incorporated by reference to Exhibit 10.5 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(17)	Incorporated by reference to Exhibit 10.6 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(18)	Incorporated by reference to Exhibit 10.7 to RSC Holdings Inc.’s Form S-1/A, dated March 27, 2007 (file no. 333-140644)

(19)	Incorporated by reference to Exhibit 10.8 to RSC Holdings Inc.’s Form S-1/A, dated March 27, 2007 (file no. 333-140644)

(20)	Incorporated by reference to Exhibit 10.9 to RSC Holdings Inc.’s Form S-1/A, dated April 18, 2007 (file no. 333-140644)

(21)	Incorporated by reference to Exhibit 10.10 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(22)	Incorporated by reference to Exhibit 10.11 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(23)	Incorporated by reference to Exhibit 10.12 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(24)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc.’s Current Report on 8-K, dated November 27, 2007 (file no. 001-33485)

(25)	Incorporated by reference to Exhibit 10.2 to RSC Holdings Inc.’s Current Report on 8-K, dated November 27, 2007 (file no. 001-33485)

E-3