Form 10-Q
period 2008-03-31
RSC Holdings Inc.
filed 2008-05-02
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33485
RSC Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-1669012

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6929 E. Greenway Pkwy. Scottsdale, Arizona	85254

(Address of principal executive offices)	(Zip code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2008 there were 103,197,575 shares of no par value Common Stock outstanding.

i

      Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior Credit Facilities and in connection with the notes, RSC Holdings III, LLC, (iv) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (v) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (vi) the “Sponsors” means Ripplewood and Oak Hill, (vii) “ACAB” means Atlas Copco AB, and (viii) “ACF” means Atlas Copco Finance S.à.r.l.
      Cautionary Note for Forward-Looking Information
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

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$985	$10,039
Accounts receivable, net	272,072	284,570
Inventory	21,630	21,563
Rental equipment, net	1,903,663	1,929,514
Property and equipment, net	190,006	191,901
Goodwill	925,621	925,621
Deferred financing costs	53,522	55,660
Other assets	44,035	41,469

Total assets	$3,411,534	$3,460,337

Liabilities and Stockholders’ Deficit
Accounts payable	$149,664	$264,384
Accrued expenses and other liabilities	210,376	179,876
Debt	2,774,862	2,736,225
Deferred income taxes	318,351	323,950

Total liabilities	3,453,253	3,504,435

Commitments and contingencies

Stockholders’ deficit

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,147,575 shares issued and outstanding at March 31, 2008 and December 31, 2007)	821,231	820,344
Accumulated deficit	(854,300)	(876,645)
Accumulated other comprehensive income (loss)	(8,650)	12,203

Total stockholders’ deficit	(41,719)	(44,098)

Total liabilities and stockholders’ deficit	$3,411,534	$3,460,337

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Equipment rental revenue	$372,335	$347,975
Sale of merchandise	18,352	20,598
Sale of used rental equipment	31,406	37,774

Total revenues	422,093	406,347

Cost of revenues:
Cost of equipment rentals, excluding depreciation	167,270	156,009
Depreciation — rental equipment	78,210	68,551
Cost of merchandise sales	11,016	12,352
Cost of used rental equipment sales.	22,457	26,943

Total cost of revenues	278,953	263,855

Gross profit	143,140	142,492

Operating expenses:
Selling, general, and administrative	39,588	32,589
Management fees	—	1,500
Depreciation and amortization — non-rental equipment	12,198	10,856

Total operating expenses	51,786	44,945

Operating income	91,354	97,547
Interest expense, net	55,361	64,200
Other (income) expense, net	(627)	89

Income before provision for income taxes	36,620	33,258
Provision for income taxes	14,275	13,015

Net income	$22,345	$20,243

Weighted average shares outstanding used in computing net income per common share:
Basic	103,152	90,648

Diluted	103,881	92,188

Net income per common share:
Basic and diluted	$0.22	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$22,345	$20,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,408	79,407
Amortization of deferred financing costs	2,388	2,051
Share-based compensation expense	888	936
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(8,677)	(12,128)
Deferred income taxes	5,599	4,228
Changes in operating assets and liabilities:
Accounts receivable, net	11,776	9,114
Inventory	(97)	430
Other assets	(2,570)	(1,472)
Accounts payable	(114,059)	(78,317)
Accrued expenses and other liabilities	2,547	31,671

Net cash provided by operating activities	10,548	56,163

Cash flows from investing activities:
Purchases of rental equipment	(79,419)	(100,425)
Purchases of property and equipment	(5,808)	(7,869)
Proceeds from sales of rental equipment	31,406	37,774
Proceeds from sales of property and equipment	1,517	4,164

Net cash used in investing activities	(52,304)	(66,356)

Cash flows from financing activities:
Cash consideration paid to Atlas	—	(17,995)
Proceeds from senior ABL revolver	73,005	16,696
Payments on senior ABL revolver	(29,997)	(20,885)
Payments on senior ABL term loan	(625)	(625)
Payments on capital leases and other debt	(9,476)	(9,266)
Deferred financing costs	(250)	—
Capital contributions from Atlas	—	4,500
Decrease in outstanding checks in excess of cash balances	129	(6,929)

Net cash provided by (used in) financing activities	32,786	(34,504)

Effect of foreign exchange rates on cash	(84)	(10)

Net decrease in cash and cash equivalents	(9,054)	(44,707)
Cash and cash equivalents at beginning of period	10,039	46,188

Cash and cash equivalents at end of period	$985	$1,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,631	$47,662

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$5,819	$16,481
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. and its wholly owned subsidiaries (collectively, “RSC Holdings” or the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. For the three month period ended March 31, 2008, the Company generated approximately 88% of its revenues from equipment rentals, and it derived the remaining 12% of its revenues from sales of used equipment, merchandise and other related items.
     Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this quarterly report should be read in conjunction with the 2007 Form 10-K.
     Use of Estimates
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; reserves for claims; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements (“SFAS No.157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In January 2008, the Company adopted SFAS No.157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No.157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 6 for additional information.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No.161”). SFAS No.161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.
(2) Earnings per Share
     Basic and diluted net income per common share are presented in conformity with SFAS No.128, Earnings Per Share (“SFAS No.128”). In accordance with SFAS No.128, basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities.
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2008	2007
	(in 000s except per share data)
Numerator:
Net income	$22,345	$20,243

Denominator:
Weighted average shares — basic	103,152	90,648
Employee stock options	729	1,540

Weighted average shares — diluted	103,881	92,188

Net income per common share — basic and diluted	$0.22	$0.22

Anti-dilutive securities excluded	811	—
(3) Comprehensive Income

	Three Months Ended
	March 31,
	2008	2007
	(in 000s)
Net income	$22,345	$20,243
Currency translation adjustments	(3,727)	713
Change in fair value of cash flow hedges, net of tax	(17,126)	—

Comprehensive income	$1,492	$20,956

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Accumulated comprehensive income (loss) components as of March 31, 2008 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Income
	(in 000s)
Balance at December 31, 2007	$21,698	$(9,495)	$12,203
Foreign currency translation	(3,727)	—	(3,727)
Change in fair value of cash flow hedges, net of tax	—	(17,126)	(17,126)

Balance at March 31, 2008	$17,971	$(26,621)	$(8,650)

(4) Debt
Debt consists of the following at:

			March 31,		December 31,
			2008		2007
			Deferred
	Interest		Financing
	Rate (a)	Maturity Date	Costs	Debt	Debt
			(in 000s)
Senior ABL revolving credit facility	6.09%	Nov. 2011	$15,736	$870,920	$828,000
Senior ABL term loan	6.35%	Nov. 2012 (b)	3,056	246,250	246,875
Senior Term Facility	8.15%	Nov. 2013	16,669	899,300	899,300
Senior Notes	9.50%	Dec. 2014	18,061	620,000	620,000
Capitalized lease obligations and other	2.50%	Various	—	138,392	142,050

Total			$53,522	$2,774,862	$2,736,225

(a)	Estimated interest presented is the effective interest rate as of March 31, 2008.

(b)	Installments of $0.6 million quarterly ($2.5 million annually) are due through maturity.
     As of March 31, 2008, the Company had $403.2 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. In January 2008, the Company entered into an additional interest rate swap agreement for a notional amount of $250.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with portions of the Senior Term Facility and Senior ABL revolving credit facility, which have variable interest rates. See Note 5 for additional information.
     The Company is in compliance with all applicable debt covenants as of March 31, 2008.
(5) Derivative Instruments
     The Company uses derivatives to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.
     The Company entered into four forward-starting interest rate swap agreements in September 2007 under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.50%. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three year period with a weighted average fixed interest of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 1.75%. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis.
     The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the liability for the interest rate swap agreements of $43.6 million at March 31, 2008 was recorded in accrued expenses and other liabilities in the consolidated balance sheet, with the offset, net of income tax effects, included in accumulated other comprehensive income. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives are highly effective. The effective portion of the change in fair value is included in comprehensive income for the three months ended March 31, 2008. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.
(6) Fair Value
Measurements
     As described in Note 1, the Company adopted SFAS No.157 on January 1, 2008. SFAS No.157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No.157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Liabilities measured at fair value on a recurring basis as of March 31, 2008 are as follows (000s):

Significant
	Fair	Quoted Prices in	Other
	Value	Active Markets	Observable	Significant
	March	for Identical	Inputs	Unobservable
	31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$43,572	$—	$43,572	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of March 31, 2008, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this management’s discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. See “Cautionary Note for Forward-Looking Information” on page 1 of this Quarterly Report. Our actual results may differ materially from those contained in, or implied by, any forward-looking statements.
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three months ended March 31, 2008 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 478 rental locations across 10 regions in 39 U.S. states and four Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations. For the three months ended March 31, 2008, we generated approximately 88% of our revenues from equipment rentals, and we derived the remaining 12% of our revenues from sales of used equipment, merchandise and other related items.
     For the three months ended March 31, 2008, we generated revenues, income before provision for income taxes and net income of $422.1 million, $36.6 million and $22.3 million, respectively.
     For trends affecting our business and the markets in which we operate see “—Factors Affecting Our Results of Operations” below, and the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2007.

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

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
	(unaudited)
Revenues:
Equipment rental revenue	$372,335	$347,975	88.2%	85.6%	$24,360	7.0%
Sale of merchandise	18,352	20,598	4.3	5.1	(2,246)	(10.9)
Sale of used rental equipment	31,406	37,774	7.4	9.3	(6,368)	(16.9)

Total revenues	422,093	406,347	100.0	100.0	15,746	3.9

Cost of revenues:
Cost of equipment rentals, excluding depreciation	167,270	156,009	39.6	38.4	11,261	7.2
Depreciation — rental equipment	78,210	68,551	18.5	16.9	9,659	14.1
Cost of merchandise sales	11,016	12,352	2.6	3.0	(1,336)	(10.8)
Cost of used rental equipment sales	22,457	26,943	5.3	6.6	(4,486)	(16.6)

Total cost of revenues	278,953	263,855	66.1	64.9	15,098	5.7

Gross profit	143,140	142,492	33.9	35.1	648	0.5

Operating expenses
Selling, general, and administrative	39,588	32,589	9.4	8.0	6,999	21.5
Management fee and recapitalization	—	1,500	—	0.4	(1,500)	(100.0)
Depreciation and amortization — nonrental equipment	12,198	10,856	2.9	2.7	1,342	12.4

Total operating expenses	51,786	44,945	12.3	11.1	6,841	15.2

Operating income	91,354	97,547	21.6	24.0	(6,193)	(6.3)
Interest expense, net	55,361	64,200	13.1	15.8	(8,839)	(13.8)
Other income, net	(627)	89	(0.1)	—	(716)	(804.5)

Income before provision for income taxes	36,620	33,258	8.7	8.2	3,362	10.1
Provision for income taxes	14,275	13,015	3.4	3.2	1,260	9.7

Net income	$22,345	$20,243	5.3%	5.0%	$2,102	10.4

     Total revenues increased $15.7 million, or 3.9%, from $406.3 million for the three months ended March 31, 2007, to $422.1 million for the three months ended March 31, 2008. Equipment rental revenue for the three months ended March 31, 2008 increased $24.4 million, or 7.0%, from $348.0 million for the three months ended March 31, 2007 to $372.3 million for the three months ended March 31, 2008. The increase in equipment rental revenue was primarily due to a $22.8 million, or 6.5%, increase in rental volume, as well as a $3.0 million, or 0.9%, increase in rental revenue due to exchange rate fluctuations between the currencies of the United States and Canada. These increases were partially offset by a decrease of $1.4 million, or 0.4%, due to decreased rates.
     Merchandise sales revenues decreased $2.2 million, or 10.9%, from $20.6 million for the three months ended March 31, 2007 to $18.4 million for the three months ended March 31, 2008, primarily as a result of our focus on items that provide higher margins and complement our core rental activity.
     Revenues from the sale of used rental equipment decreased $6.4 million, or 16.9%, from $37.8 million for the three months ended March 31, 2007 to $31.4 million for the three months ended March 31, 2008. During the first quarter of 2008, we took advantage of our young and well-maintained fleet, deliberately slowing sales of used equipment, thereby reducing our need to replace existing rental equipment.

     Cost of equipment rentals, excluding depreciation, increased $11.3 million, or 7.2%, from $156.0 million for the three months ended March 31, 2007, to $167.3 million for the three months ended March 31, 2008, which is consistent with the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues remained flat at 44.9% for the three months ended March 31, 2008.
     Depreciation of rental equipment increased $9.7 million, or 14.1%, from $68.6 million for the three months ended March 31, 2007 to $78.2 million for the three months ended March 31, 2008. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 19.7% to 21.0% in the three months ended March 31, 2008. This slight increase is primarily due to the investment in fleet in 2007.
     Cost of merchandise sales decreased $1.3 million, or 10.8%, from $12.4 million for the three months ended March 31, 2007, to $11.0 million for the three months ended March 31, 2008, which corresponds with the decrease in merchandise sales revenue. Gross margin for the sale of merchandise of 40.0% was consistent with prior year period.
     Cost of used rental equipment sales decreased $4.5 million, from $26.9 million for the three months ended March 31, 2007, to $22.5 million for the three months ended March 31, 2008. The decrease of 16.6% is consistent with the decrease in sales of used rental equipment for the three months ended March 31, 2008 discussed previously. Gross margin for the sale of used rental equipment decreased slightly from 28.7% for the three months ended March 31, 2007 to 28.5% for the three months ended March 31, 2008.
     Selling, general and administrative expenses increased $7.0 million, or 21.5%, from $32.6 million for the three months ended March 31, 2007, to $39.6 million for the three months ended March 31, 2008. This increase is primarily due to increases in salesforce compensation of $2.7 million and increased infrastructure expenditures to support our status as a publicly traded company of $1.6 million. As a percentage of total revenues, selling, general and administrative costs increased from 8.0% for the three months ended March 31, 2007, to 9.4% for the three months ended March 31, 2008. The increase as a percentage of revenues is primarily due to the growth in salesforce compensation, which increased by a greater percentage than total revenues, as well as public company costs. In addition revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business. We expect SG&A costs to increase in 2008, as compared to 2007, due to increased infrastructure and other costs associated with being a public company.
     Depreciation and amortization of non-rental equipment increased $1.3 million, or 12.4%, from $10.9 million for the three months ended March 31, 2007, to $12.2 million for the three months ended March 31, 2008. The increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007.
     Interest expense, net decreased $8.8 million, or 13.8%, from $64.2 million for the three months ended March 31, 2007, to $55.4 million for the three months ended March 31, 2008. The decrease is primarily due to the lower average debt balance as well as lower interest rates. In conjunction with our initial public offering in May 2007, we repaid $230.7 million on our Senior Term Facility.
     The provision for income taxes increased $1.3 million, or 9.7%, from $13.0 million for the three months ended March 31, 2007, to $14.3 million for the three months ended March 31, 2008. The increase is due to increased pre-tax profits in the current-year period as compared to the same period in the prior year.

     Liquidity and Capital Resources
     Cash and Cash Flows
     As of March 31, 2008, we had cash and cash equivalents of $1.0 million, a decrease of $9.0 million from December 31, 2007. In the comparable three month period in the prior year, cash and cash equivalents decreased $44.7 million.
     Our operations are funded primarily by cash provided by operating activities. Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2008, compared to $56.2 million for the three months ended March 31, 2007. The $10.5 million of cash from operating activities resulted from cash inflows from net income and non-cash income items totaling $112.9 million and a $102.4 million cash outflow due to fluctuations in operating assets and liabilities. Most significantly, accounts payable decreased $114.7 as we settled payables generated by the purchase of rental equipment in 2007.
     Our business is highly capital intensive and our primary use of cash in investing activities is for the acquisition of rental equipment. Net cash used in investing activities during the three months ended March 31, 2008 was $52.3 million, a decrease of $14.1 million from the cash used in investing activities of $66.4 million in the prior year period. Of this decrease, $21.0 million was due to reduced net expenditures for rental equipment, and $2.1 million was due to reduced in expenditures for property, plant and equipment. Offsetting these decreased expenditures was a decrease of $9.0 million in cash received for the sale of rental and non-rental equipment. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the three months ended March 31, 2008, as compared to the same period in the prior year, and the decelerating rental volume growth reduced our need to purchase growth rental equipment. We expect to continue to significantly reduce our capital expenditures for the remainder of 2008, as compared to 2007.
     As part of the Recapitalization, Atlas assumed certain of our liabilities existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify us for any and all liabilities for income taxes which are imposed on us for a taxable period prior to the closing date of the Recapitalization. Please see Part I, Item I, “Business — Organizational Overview” of the 2007 Form 10-K for a discussion of the Recapitalization”.
     Indebtedness and Liquidity
     As of March 31, 2008, we had $2.8 billion of indebtedness outstanding, consisting primarily of $1,117.2 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Recapitalization and from the funding of our costs of operations, working capital and capital expenditures. We rely primarily on cash generated from operations and borrowings under our Senior ABL Facilities to purchase equipment for our rental fleet. As of March 31, 2008, we had a balance of $870.9 million of outstanding indebtedness and we have available borrowings of $403.2 million related to the revolving portion of the Senior ABL Facilities. The available borrowings of $403.2 million are net of a $132.3 million reduction for outstanding letters of credit and the $43.6 million fair value liability of our interest rate swap agreements. During the three months ended March 31, 2008, we borrowed $73.0 million under the revolving portion of the Senior ABL Facilities and repaid $30.0 million. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We were in compliance with all applicable covenants as of March 31, 2008.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.

     Pursuant to the Recapitalization, we may be required to issue a contingent earn-out note to Atlas if we achieve adjusted EBITDA (as defined in the Recapitalization Agreement) of at least $880.0 million for the year ended December 31, 2008. The maximum amount of the earn-out note, if we achieve adjusted EBITDA of $1.015 billion or greater, is $250.0 million. The issuance of the note would be recorded as an adjustment to accumulated deficit. The contingent earn-out note will mature on the earlier of the date that is 11 years from issuance and the date that is six months after the final maturity date of our longest dated debt with a principal amount in excess of $100.0 million on the date of issuance of the contingent note. Interest will be added to principal semi-annually and will be payable at maturity. The interest rate will be compounded semi-annually and will equal the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum.
     We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.
     In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow in 2008. We are evaluating a variety of options for the use of the cash flow including paying down debt, acquisitions and the repurchasing of common stock or debt securities. Our debt agreements limit our capacity to repurchase common stock or debt securities to $50 million this year.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS No.157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In January 2008, we adopted SFAS No.157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No.157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to us is expanded disclosure requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with a variable rate of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR,” or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% (100 basis points) in interest rates, as of March 31, 2008 our net interest expense for the three months ended March 31, 2008 would have increased by an estimated $3.2 million.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700 million, of which $500 million is for a five year period with a weighted average fixed interest rate of 4.7% and $200 million is for a three year period with a weighted average fixed interest rate of 4.6%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis. Including the $700 million of the Senior Term Facility that was hedged as of March 31, 2008, 48% of our $2.8 billion of debt at March 31, 2008 has fixed rate interest.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2008 and March 31, 2007, 5.6% and 4.3%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the three months ended March 31, 2008, relative to our operations as a whole, a 10% increase in this exchange rate would have increased net income by $0.3 million for the three month period ended March 31, 2008.
Item 4T. Controls and Procedures
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

     Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in that 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President and Director (Principal Executive Officer)	May 1, 2008

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.