Form 10-Q
period 2008-09-30
RSC Holdings Inc.
filed 2008-10-28
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
     As of October 28, 2008 there were 103,352,891 shares of no par value Common Stock outstanding.

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
In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$273	$10,039
Accounts receivable, net	292,159	284,570
Inventory	22,279	21,563
Rental equipment, net	1,864,794	1,929,514
Property and equipment, net	181,615	191,901
Goodwill and other intangibles, net	938,864	925,621
Deferred financing costs	48,959	55,660
Other assets	33,711	41,469

Total assets	$3,382,654	$3,460,337

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$160,394	$264,384
Accrued expenses and other liabilities	182,815	179,876
Debt	2,629,526	2,736,225
Deferred income taxes, net	347,195	323,950

Total liabilities	3,319,930	3,504,435

Commitments and contingencies

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,352,891 shares issued and outstanding at September 30, 2008 and 103,147,575 shares issued and outstanding as of December 31, 2007)	824,619	820,344
Accumulated deficit	(764,727)	(876,645)
Accumulated other comprehensive income	2,832	12,203

Total stockholders’ equity (deficit)	62,724	(44,098)

Total liabilities and stockholders’ equity (deficit)	$3,382,654	$3,460,337

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Equipment rental revenue	$418,604	$411,585	$1,195,782	$1,144,206
Sale of merchandise	18,906	19,909	56,152	60,896
Sale of used rental equipment	29,357	30,460	86,043	106,027

Total revenues	466,867	461,954	1,337,977	1,311,129

Cost of revenues:
Cost of equipment rentals, excluding depreciation	182,873	163,693	522,684	479,676
Depreciation — rental equipment	81,869	76,485	239,331	216,553
Cost of merchandise sales	12,514	12,080	34,910	36,880
Cost of used rental equipment sales	20,479	21,288	60,153	75,180

Total cost of revenues	297,735	273,546	857,078	808,289

Gross profit	169,132	188,408	480,899	502,840

Operating expenses:
Selling, general, and administrative	46,232	40,431	127,596	111,120
Management fees	—	—	—	23,000
Depreciation and amortization — non-rental equipment and intangibles	12,603	11,843	37,214	34,152

Total operating expenses	58,835	52,274	164,810	168,272

Operating income	110,297	136,134	316,089	334,568
Interest expense, net	48,296	58,204	152,399	195,093
Other expense (income), net	327	(22)	(316)	(224)

Income before provision for income taxes	61,674	77,952	164,006	139,699
Provision for income taxes	19,325	30,403	59,235	54,482

Net income	$42,349	$47,549	$104,771	$85,217

Weighted average shares outstanding used in computing net income per common share:
Basic	103,303	103,148	103,229	96,600

Diluted	103,602	104,642	103,806	98,100

Net income per common share:
Basic	$0.41	$0.46	$1.01	$0.88

Diluted	$0.41	$0.45	$1.01	$0.87

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$104,771	$85,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,545	250,705
Amortization of deferred financing costs	7,281	10,709
Share-based compensation expense	2,797	2,843
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(23,828)	(32,407)
Deferred income taxes	22,274	21,482
Excess tax benefits from share-based payment arrangements	(141)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(3,720)	(29,911)
Inventory	(690)	(2,174)
Other assets	(1,559)	2,690
Accounts payable	(106,889)	123,325
Accrued expenses and other liabilities	18,524	63,242

Net cash provided by operating activities	295,365	495,721

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(33,236)	—
Purchases of rental equipment	(230,464)	(516,105)
Purchases of property and equipment	(12,205)	(14,751)
Proceeds from sales of rental equipment	86,043	106,027
Proceeds from sales of property and equipment	4,350	9,803

Net cash used in investing activities	(185,512)	(415,026)

Cash flows from financing activities:
Cash consideration paid to Atlas	—	(17,995)
Proceeds from senior ABL revolver	178,743	31,458
Payments on senior ABL revolver	(272,822)	(120,736)
Payments on senior ABL term loan	(1,875)	(1,875)
Payments on senior Term Facility	—	(230,700)
Payments on capital leases and other	(28,639)	(29,057)
Deferred financing costs	(580)	(437)
Proceeds from stock option exercises	1,339	—
Excess tax benefits from share-based payment arrangements	141	—
Proceeds from the issuance of common stock	—	255,064
Capital contributions from Atlas	—	4,500
Increase (decrease) in outstanding checks in excess of cash balances	4,201	(14,774)

Net cash used in financing activities	(119,492)	(124,552)

Effect of foreign exchange rates on cash	(127)	(161)

Net decrease in cash and cash equivalents	(9,766)	(44,018)
Cash and cash equivalents at beginning of period	10,039	46,188

Cash and cash equivalents at end of period	$273	$2,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$137,630	$148,339

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$18,153	$46,768
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
  Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. and its wholly owned subsidiaries (collectively, “RSC Holdings” or the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. For the nine months ended September 30, 2008, the Company generated approximately 89% of its revenues from equipment rentals, and it derived the remaining 11% of its revenues from sales of used equipment, merchandise and other related items.
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
  New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 as it applies to financial assets and liabilities and to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP 157-3 to provide additional clarification on the application of SFAS No. 157 to financial assets when the market for the financial asset is not active. In January 2008 the Company adopted SFAS No. 157

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157, as clarified by FSP 157-3, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 7 for additional information.
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
The following table presents the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in 000s except per share data)
Numerator:
Net income	$42,349	$47,549	$104,771	$85,217

Denominator:
Weighted average shares — basic	103,303	103,148	103,229	96,600
Employee stock options	299	1,494	577	1,500

Weighted average shares — diluted	103,602	104,642	103,806	98,100

Net income per common share — basic	$0.41	$0.46	$1.01	$0.88

Net income per common share — diluted	$0.41	$0.45	$1.01	$0.87

Anti dilutive stock options excluded	900	—	864	—
(3) Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
	(in 000s)
Net income	$42,349	$47,549	$104,771	$85,217
Currency translation adjustments	(4,133)	5,571	(7,075)	12,330
Change in fair value of cash flow hedges, net of tax	(2,218)	1,505	(2,296)	1,505

Comprehensive income	$35,998	$54,625	$95,400	$99,052

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Accumulated other comprehensive income components as of September 30, 2008 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Income
	(in 000s)
Balance at December 31, 2007	$21,698	$(9,495)	$12,203
Foreign currency translation	(7,075)	—	(7,075)
Change in fair value of cash flow hedges, net of tax	—	(2,296)	(2,296)

Balance at September 30, 2008	$14,623	$(11,791)	$2,832

(4) Debt
Debt consists of the following at:

				September 30,		December 31,
				2008		2007
				Deferred
	Interest			Financing
	Rate (a)	Maturity Date		Costs	Debt	Debt
				(in 000s)
Senior ABL revolving credit facility	4.30%	Nov. 2011		$13,737	$733,662	$828,000
Senior ABL term loan	4.57%	Nov. 2012	(b)	2,734	245,000	246,875
Senior Term Facility	6.30%	Nov. 2013		15,409	899,300	899,300
Senior Notes	9.50%	Dec. 2014		17,079	620,000	620,000
Capitalized lease obligations and other	2.75%	Various		—	131,564	142,050

Total				$48,959	$2,629,526	$2,736,225

(a)	Estimated interest rate presented is the effective interest rate as of September 30, 2008.

(b)	Installments of $0.6 million quarterly ($2.5 million annually) are due through maturity.
     As of September 30, 2008, the Company had $584.1 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
     At September 30, 2008 the fair values of the Senior ABL revolving credit facility, Senior ABL term loan, Senior Term Facility and Senior Notes were approximately $667.6 million, $223.0 million, $701.5 million and $469.7 million, respectively. The book value of the capital lease obligations and other at September 30, 2008 approximates fair value.
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
     The Company is in compliance with all applicable debt covenants as of September 30, 2008.

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
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similar to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 1.50% at September 30, 2008. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis.
     The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the interest rate swap agreements is recorded in the consolidated balance sheet. The effective portion of the fair value of the interest rate swap agreements, net of income tax effects, is included in accumulated other comprehensive income. The liability of $22.1 million for the four swap agreements entered into in September 2007 is recorded in accrued expenses and other liabilities, and the asset of $2.5 million for the swap agreement entered into in January 2008 is recorded in other assets. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives are highly effective. The effective portion of the change in fair value is included in comprehensive income for the nine months ended September 30, 2008. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.
(6) Acquisition
     On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). Although the Company does not consider the AER acquisition material, this footnote is included for informational purposes. The acquisition, which consists primarily of rental fleet and three existing operations in Rhode Island, Massachusetts and Connecticut, enabled the Company to establish a presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $33.4 million subject to certain post-close adjustments. The consideration consisted of $33.0 million of cash payments, $0.2 million of transaction costs and $0.2 million of liabilities assumed. The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, which totaled $8.6 million, has been allocated to goodwill. Any subsequent adjustments to the purchase price will be accounted for as a change in the purchase price consideration with a corresponding adjustment to goodwill. Other intangible assets acquired consist of customer relationships, non-compete agreements and the AER tradename, which were assigned fair values of $3.1 million, $1.5 million and $0.3 million, respectively. The results of operations for this acquisition, which are not material, have been included in the Company’s consolidated results of operations from the date of the acquisition.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(7) Fair Value
  Measurements
     As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value on a recurring basis as of September 30, 2008 are as follows (000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	September	for Identical	Inputs	Unobservable
	30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$2,540	$—	$2,540	$—
     Liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows (000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	September	for Identical	Inputs	Unobservable
	30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$22,077	$—	$22,077	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of September 30, 2008, no financial assets or liabilities were measured at fair value on a nonrecurring basis.
(8) Income Tax
     The Company’s effective income tax provision rates for the three and nine months ended September 30, 2008 were 31.3% and 36.1%, respectively, compared to 39.0% for the three and nine months ended September 30, 2007. The decreases in the effective tax rates were due primarily to a benefit of $3.2 million recognized during the three months ended September 30, 2008, which resulted from lower than estimated Canadian and certain state tax rates and their application to the Company’s deferred tax liabilities. These Canadian and state tax rate reductions are expected to reduce our effective tax rates by less than 1% going forward.
     Prior to November 27, 2006 (the “Recapitalization Date”), the Company’s consolidated financial statements were prepared based on activities, which were “carved-out” from those retained by Atlas. At that time, the

Company’s balance sheet reflected an income taxes payable amount, which represented the estimated federal and state income tax liability applicable to the “carve-out” entity less amounts that Atlas had charged the Company for income taxes prior to the Recapitalization Date. During the third quarter of 2008, the Company determined that it was not liable for approximately $7.1 million of this amount. The Company accounted for this adjustment as a true-up to the Recapitalization entry, by reducing income taxes payable with an offsetting decrease to stockholders’ deficit.
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
     The total amount of unrecognized tax benefits as of December 31, 2007 and as of September 30, 2008 was approximately $21.8 million and $9.9 million, respectively. Of the unrecognized tax benefits, $1.9 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $3.0 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2007 and as of September 30, 2008 was approximately $4.5 million and $2.5 million, respectively.
     Unrecognized tax benefits and associated interest and penalties of $21.3 million as of December 31, 2007 and $10.4 million as of September 30, 2008 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for these Indemnified Positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $5.0 million as of December 31, 2007 and $2.1 million as of September 30, 2008 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. As of September 30, 2008, we operated through a network of 470 rental locations across 10 regions in 40 U.S. states and 3 Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations. For the three and nine months ended September 30, 2008, we generated approximately 90% and 89% of our revenues from equipment rentals, respectively and we derived the remaining 10% and 11% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, income before provision for income taxes and net income for the three and nine months ended September 30, 2008 (in 000s):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
Total revenues	$466.9	$462.0	$1,338.0	$1,311.1
Income before provision for income taxes	61.7	78.0	164.0	139.7
Net income	42.3	47.5	104.8	85.2
     We manage our operations through the application of a disciplined, yet highly flexible business model, in which we utilize various financial and operating metrics to measure our operating performance and make decisions on the acquisition of new fleet and the allocation of resources to and among our locations. Key metrics that we regularly review on a consolidated basis include adjusted EBITDA, fleet utilization, average fleet age and rental equipment at original cost. The following is a summary of these key operating metrics:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
Adjusted EBITDA (a)	$205.7	$225.4	$595.4	$611.1
Utilization (b)	72.3%	74.6%	70.9%	73.0%
Average fleet age (months)	31	25	31	25
Original equipment cost (c)	$2,771	$2,671	$2,771	$2,671

(a)	Defined as consolidated net income before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation, management fees and recapitalization expenses (in thousands). Adjusted EBITDA is not a recognized measure under Generally

Accepted Accounting Principles (“GAAP”). See reconciliation between net income and adjusted EBITDA under “Liquidity and Capital Resources - Adjusted EBITDA”.

(b)	Defined as average dollar value of equipment rented by customers (based on original equipment cost) for the relevant period divided by the aggregate dollar value of all equipment (based on original cost) for all equipment.

(c)	Defined as original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable original equipments cost (“OEC”) dollar value at the time of purchase (in millions).
     During the three and nine months ended September 30, 2008, our adjusted EBITDA decreased $19.7 million and $15.7 million, respectively, as compared to the same prior year periods. These decreases were primarily attributable to decreases in operating income before depreciation and amortization and management fees. The decreases in operating income were driven primarily by increases in cost of equipment rentals and selling, general and administrative expenses as well as decreases in revenues from the sale of used equipment.
     During the three and nine months ended September 30, 2008, our utilization decreased 230 basis points and 210 basis points, respectively, as compared to the same prior year periods. The decrease in the three month period was primarily attributable to the interruption of portions of our rental business brought on by the hurricane activity in the gulf region during the third quarter of 2008 and high levels of fleet redeployment from low demand areas or from closed stores to high demand areas or to new stores. In addition to these factors, the nine month period was also effected by the unusually long and severe winter in several regions of the United States.
     Average fleet age at September 30, 2008 was 31 months, up 24%, from 25 months at September 30, 2007. The increase resulted from reductions in capital expenditures and the sale of used rental equipment. During times of weakening demand, we allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment cost at September 30, 2008 was $2,771 million, up 3.7%, from $2,671 at September 30, 2007. The slight increase is due primarily to current year capital expenditures.
     For trends affecting our business and the markets in which we operate see “Business Environment and Outlook” “Recent Developments” and “Factors Affecting our Results of Operations” each presented below and the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
Business Environment and Outlook
     We currently operate in a competitive and uncertain business environment. In the second quarter of 2008, we began to see a weakening of demand in the non-residential construction market, which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. We expect this weakness to continue into 2009. We have responded to this slowing growth by maintaining discipline with respect to capital expenditures, closing underperforming locations and redeploying fleet from low demand areas to areas with higher demand. In addition, we continue to evaluate opportunities to (1) grow same store revenue by expanding and diversifying our presence in industrial markets, which are less exposed to seasonality and cyclicality than the non-residential construction market, and (2) penetrate new or underserved markets through acquisitions or new location start-ups.
Capital Expenditures
     As noted above, the average age of our fleet was 31 months at September 30, 2008, which is considered young by industry standards. In light of the recent slowdown in the non-residential construction market, we reduced our growth capital expenditures in the nine months ended September 30, 2008 versus 2007, which totaled $73.9 million and $339.3 million, respectively, thereby enabling us to maximize cash flow. We plan to continue this strategy of slowing capital expenditures during the fourth quarter of 2008. In addition, our newer fleet has also reduced our short-term need for replacement capital expenditures, which totaled $156.6 million and $176.8 million in the nine months ended September 30, 2008 and 2007, respectively.

Store Closures
     As part of our disciplined approach to managing our operations we actively identify locations with operating margins that consistently fall below an estimated weighted average cost of capital. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the three and nine months ended September 30, 2008, we closed or consolidated 19 and 29 locations, respectively. In connection with these store closures we recorded charges of approximately $4.5 million and $7.1 million in the three and nine months ended September 30, 2008, respectively.
Recent Developments
Divisional Reorganization
     In August 2008, we streamlined our operations by reorganizing our operating regions into two geographic divisions (the East and West Divisions). These operating regions were previously organized into three geographic divisions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by an executive management team, which includes the divisional senior vice presidents.
Acquisition Activity
     On July 11, 2008, we acquired certain rights and assets from FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”) pursuant to the terms of an asset purchase agreement. The acquisition, which consists primarily of rental fleet and three existing operations in Rhode Island, Massachusetts and Connecticut, enabled us to establish a presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $33.4 million subject to certain post-close adjustments.
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

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
	(unaudited)
Revenues:
Equipment rental revenue	$418,604	$411,585	89.7%	89.1%	$7,019	1.7%
Sale of merchandise	18,906	19,909	4.0	4.3	(1,003)	(5.0)
Sale of used rental equipment	29,357	30,460	6.3	6.6	(1,103)	(3.6)

Total revenues	466,867	461,954	100.0	100.0	4,913	1.1

Cost of revenues:
Cost of equipment rentals, excluding depreciation	182,873	163,693	39.2	35.4	19,180	11.7
Depreciation — rental equipment	81,869	76,485	17.5	16.6	5,384	7.0
Cost of merchandise sales	12,514	12,080	2.7	2.6	434	3.6
Cost of used rental equipment sales	20,479	21,288	4.4	4.6	(809)	(3.8)

Total cost of revenues	297,735	273,546	63.8	59.2	24,189	8.8

Gross profit	169,132	188,408	36.2	40.8	(19,276)	(10.2)

Operating expenses:
Selling, general, and administrative	46,232	40,431	9.9	8.8	5,801	14.3
Depreciation and amortization — nonrental equipment and intangibles	12,603	11,843	2.7	2.6	760	6.4

Total operating expenses	58,835	52,274	12.6	11.3	6,561	12.6

Operating income	110,297	136,134	23.6	29.5	(25,837)	(19.0)
Interest expense, net	48,296	58,204	10.3	12.6	(9,908)	(17.0)
Other expense (income), net	327	(22)	0.1	—	349	1,586.4

Income before provision for income taxes	61,674	77,952	13.2	16.9	(16,278)	(20.9)
Provision for income taxes	19,325	30,403	4.1	6.6	(11,078)	(36.4)

Net income	$42,349	$47,549	9.1%	10.3%	$(5,200)	(10.9)

     Total revenues increased $4.9 million, or 1.1%, from $462.0 million for the three months ended September 30, 2007, to $466.9 million for the three months ended September 30, 2008. Equipment rental revenue for the three months ended September 30, 2008 increased $7.0 million, or 1.7%, from $411.6 million for the three months ended September 30, 2007 to $418.6 million for the three months ended September 30, 2008. The increase in equipment rental revenue was due to an $11.3 million, or 2.7%, increase in rental volume, which includes the impact of the additional revenue generated from the AER acquisition previously described. This increase was offset by a decrease of $4.4 million, or 1.0%, due to decreased rental rates.
     Sale of merchandise revenues decreased $1.0 million, or 5.0%, from $19.9 million for the three months ended September 30, 2007 to $18.9 million for the three months ended September 30, 2008. Sale of merchandise revenues are consistent with the quarter ended June 30, 2008.
     Revenues from the sale of used rental equipment decreased $1.1 million, or 3.6%, from $30.5 million for the three months ended September 30, 2007 to $29.4 million for the three months ended September 30, 2008. During the third quarter of 2008, we took advantage of our young and well-maintained fleet and continued our strategy of deliberately slowing sales of used equipment, thereby reducing our need to replace existing rental equipment.

     Cost of equipment rentals, excluding depreciation, increased $19.2 million, or 11.7%, from $163.7 million for the three months ended September 30, 2007, to $182.9 million for the three months ended September 30, 2008, which is due to increases in wages and benefits, fuel costs and the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues increased to 43.7% for the three months ended September 30, 2008, compared to the 39.8% for the three months ended September 30, 2007. This increase is due largely to increases in wages and benefits and the cost of fuel.
     Depreciation of rental equipment increased $5.4 million, or 7.0%, from $76.5 million for the three months ended September 30, 2007 to $81.9 million for the three months ended September 30, 2008. This increase is primarily due to the investment in fleet in 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.6% in the three months ended September 30, 2007, to 19.6% in the three months ended September 30, 2008.
     Cost of merchandise sales increased $0.4 million, or 3.6%, from $12.1 million for the three months ended September 30, 2007, to $12.5 million for the three months ended September 30, 2008. Gross margin for the sale of merchandise decreased from 39.3% for the three months ended September 30, 2007, to 33.8% in the three months ended September 30, 2008. This decrease was impacted by mix and freight costs.
     Cost of used rental equipment sales decreased $0.8 million, from $21.3 million for the three months ended September 30, 2007, to $20.5 million for the three months ended September 30, 2008. The decrease of 3.8% is consistent with the decrease in sales of used rental equipment for the three months ended September 30, 2008 discussed previously. Gross margin for the sale of used rental equipment increased slightly from 30.1% for the three months ended September 30, 2007 to 30.2% for the three months ended September 30, 2008.
     Selling, general and administrative (“SG&A”) expenses increased $5.8 million, or 14.3%, from $40.4 million for the three months ended September 30, 2007, to $46.2 million for the three months ended September 30, 2008. This increase is primarily due to costs associated with store closures and increased infrastructure expenditures to support our status as a publicly traded company, including costs associated with personnel changes such as severance and recruiting. As a percentage of total revenues, SG&A costs increased from 8.8% for the three months ended September 30, 2007, to 9.9% for the three months ended September 30, 2008. The increase as a percentage of revenues is primarily due to public company costs as well as the costs attributable to store closures. In addition, revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business. We expect SG&A costs to increase in 2008, in absolute dollars and as a percentage of revenue as compared to 2007, due to increased infrastructure and other costs associated with being a public company.
     Depreciation and amortization of non-rental equipment and intangibles increased $0.8 million, or 6.4%, from $11.8 million for the three months ended September 30, 2007, to $12.6 million for the three months ended September 30, 2008. The increase is due to a combination of increased depreciation on leased delivery vehicles due to a larger fleet and amortization of intangible assets associated with the acquisition of AER, which was completed in July 2008.
     Interest expense, net decreased $9.9 million, or 17%, from $58.2 million for the three months ended September 30, 2007, to $48.3 million for the three months ended September 30, 2008. The decrease is due to lower debt levels and interest rates.
     The provision for income taxes decreased $11.1 million, or 36.4%, from $30.4 million for the three months ended September 30, 2007, to $19.3 million for the three months ended September 30, 2008. The decrease was due primarily to a decrease in income before provision for income taxes and secondarily to a benefit of $3.2 million, which resulted from lower than estimated Canadian and certain state tax rates and their application to our deferred tax liabilities. The decrease in the effective tax rate from 39.0% in the three months ended September 30, 2007 to 31.3% in the three months ended September 30, 2008 was due primarily to the non-recurring benefit described above. Going forward, we expect an effective income tax rate slightly below 39.0%.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
	(unaudited)
Revenues:
Equipment rental revenue	$1,195,782	$1,144,206	89.4%	87.3%	$51,576	4.5%
Sale of merchandise	56,152	60,896	4.2	4.6	(4,744)	(7.8)
Sale of used rental equipment	86,043	106,027	6.4	8.1	(19,984)	(18.8)

Total revenues	1,337,977	1,311,129	100.0	100.0	26,848	2.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	522,684	479,676	39.1	36.6	43,008	9.0
Depreciation — rental equipment	239,331	216,553	17.9	16.5	22,778	10.5
Cost of merchandise sales	34,910	36,880	2.6	2.8	(1,970)	(5.3)
Cost of used rental equipment sales	60,153	75,180	4.5	5.7	(15,027)	(20.0)

Total cost of revenues	857,078	808,289	64.1	61.6	48,789	6.0

Gross profit	480,899	502,840	35.9	38.4	(21,941)	(4.4)

Operating expenses:
Selling, general, and administrative	127,596	111,120	9.5	8.5	16,476	14.8
Management fees	—	23,000	—	1.8	(23,000)	(100.0)
Depreciation and amortization — nonrental equipment and intangibles	37,214	34,152	2.8	2.6	3,062	9.0

Total operating expenses	164,810	168,272	12.3	12.8	(3,462)	(2.1)

Operating income	316,089	334,568	23.6	25.5	(18,479)	(5.5)
Interest expense, net	152,399	195,093	11.4	14.9	(42,694)	(21.9)
Other income, net	(316)	(224)	—	—	(92)	41.1

Income before provision for income taxes	164,006	139,699	12.3	10.7	24,307	17.4
Provision for income taxes	59,235	54,482	4.4	4.2	4,753	8.7

Net income	$104,771	$85,217	7.8%	6.5%	$19,554	22.9

     Total revenues increased $26.8 million, or 2.0%, from $1,311.1 million for the nine months ended September 30, 2007, to $1,338.0 million for the nine months ended September 30, 2008. Equipment rental revenue for the nine months ended September 30, 2008 increased $51.6 million, or 4.5%, from $1,144.2 million for the nine months ended September 30, 2007 to $1,195.8 million for the nine months ended September 30, 2008. The increase in equipment rental revenue was primarily due to a $54.2 million, or 4.8%, increase in rental volume, as well as a $5.1 million, or 0.4%, increase in rental revenue due to exchange rate fluctuations between the currencies of the United States and Canada. The increase in rental volume includes the impact of the additional revenue generated from the AER acquisition previously described. The increases were partially offset by a decrease of $7.7 million, or 0.7%, due to decreased rental rates.
     Sale of merchandise revenues decreased $4.7 million, or 7.8%, from $60.9 million for the nine months ended September 30, 2007 to $56.2 million for the nine months ended September 30, 2008, primarily as a result of our focus on items that provide higher margins and complement our core rental activity.
     Revenues from the sale of used rental equipment decreased $20.0 million, or 18.8%, from $106.0 million for the nine months ended September 30, 2007 to $86.0 million for the nine months ended September 30, 2008. During 2008, we have taken advantage of our young and well-maintained fleet, deliberately slowing sales of used equipment, thereby reducing our need to replace existing rental equipment.

     Cost of equipment rentals, excluding depreciation, increased $43.0 million, or 9.0%, from $479.7 million for the nine months ended September 30, 2007, to $522.7 million for the nine months ended September 30, 2008, which is due to increases in wages and benefits, fuel costs and the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues increased to 43.7%, compared to 41.9% in the previous year period. This increase is due largely to increases in wages and benefits and the cost of fuel.
     Depreciation of rental equipment increased $22.8 million, or 10.5%, from $216.6 million for the nine months ended September 30, 2007 to $239.3 million for the nine months ended September 30, 2008. This increase is primarily due to the investment in fleet in 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.9% in the nine months ended September 30, 2007 to 20.0% in the nine months ended September 30, 2008.
     Cost of merchandise sales decreased $2.0 million, or 5.3%, from $36.9 million for the nine months ended September 30, 2007, to $34.9 million for the nine months ended September 30, 2008, which corresponds with the decrease in merchandise sales revenue. Gross margin for the sale of merchandise was 37.8% in the nine months ended September 30, 2008, down slightly from 39.4% for the nine months ended September 30, 2007.
     Cost of used rental equipment sales decreased $15.0 million, from $75.2 million for the nine months ended September 30, 2007, to $60.2 million for the nine months ended September 30, 2008. The decrease of 20.0% is consistent with the decrease in sales of used rental equipment for the nine months ended September 30, 2008 discussed previously. Gross margin for the sale of used rental equipment increased slightly from 29.1% for the nine months ended September 30, 2007 to 30.1% for the nine months ended September 30, 2008 due to the quality of the equipment sold during the nine months.
     SG&A expenses increased $16.5 million, or 14.8%, from $111.1 million for the nine months ended September 30, 2007, to $127.6 million for the nine months ended September 30, 2008. This increase is primarily due to increases in salesforce compensation, costs associated with store closures and increased infrastructure expenditures to support our status as a publicly traded company, including costs associated with personnel changes such as severance and recruiting. As a percentage of total revenues, SG&A costs increased from 8.5% for the nine months ended September 30, 2007, to 9.5% for the nine months ended September 30, 2008. The increase as a percentage of revenues is primarily due to the growth in salesforce compensation, which increased by a greater percentage than total revenues, as well as public company costs and store closure costs. In addition revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business. We expect SG&A costs to increase in 2008, in absolute dollars and as a percentage of revenue as compared to 2007, due to increased infrastructure and other costs associated with being a public company.
     Management fees represent amounts paid to the Sponsors under the monitoring agreement entered into on the Recapitalization closing date. For the nine months ended September 30, 2007, we recorded $23.0 million, of management expense pursuant to this agreement. Included in these amounts, is a termination fee of $20.0 million that we paid to the Sponsors as a result of terminating our monitoring agreement on the May 29, 2007 closing of our initial public offering.
     Depreciation and amortization of non-rental equipment increased $3.1 million, or 9.0%, from $34.2 million for the nine months ended September 30, 2007, to $37.2 million for the nine months ended September 30, 2008. The increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007, as well as a larger rental fleet requiring additional support vehicles.
     Interest expense, net decreased $42.7 million, or 21.9%, from $195.1 million for the nine months ended September 30, 2007, to $152.4 million for the nine months ended September 30, 2008. Included in the prior-year period are costs related to the repayment of $230.7 million on our Senior Facility upon our initial public offering. These costs consist of a $4.6 million prepayment penalty and $5.0 million of financing fees. The remaining decrease is due to lower debt levels and interest rates.

     The provision for income taxes increased $4.8 million, or 8.7%, from $54.5 million for the nine months ended September 30, 2007, to $59.2 million for the nine months ended September 30, 2008. The increase was due primarily to an increase in income before provision for income taxes offset by a benefit of $3.2 million, which resulted from lower than estimated Canadian and certain state tax rates and their application to our deferred tax liabilities. The decrease in the effective tax rate from 39.0% in the nine months ended September 30, 2007 to 36.1% in the nine months ended September 30, 2008 is due primarily to the non-recurring benefit described above. Going forward, we expect an effective income tax rate slightly below 39.0%.
Liquidity and Capital Resources
Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations, which includes cash received from the sale of used rental equipment, and secondarily from borrowings available under the revolving portion of our Senior ABL Facilities. Our business is highly capital intensive, requiring significant investments in order to maintain and replace our rental fleet and to expand our operations. Our primary uses of cash are working capital expenditures to support our day-to-day operations and capital expenditures to acquire rental fleet. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(in 000s)
Net cash provided by operating activities	$295,365	$495,721
Net cash used in investing activities	(185,512)	(415,026)
Net cash used in by financing activities	(119,492)	(124,552)
Effect of foreign exchange rates on cash	(127)	(161)

Net decrease in cash and cash equivalents	$(9,766)	$(44,018)

     As of September 30, 2008, we had cash and cash equivalents of $0.3 million, a decrease of $9.8 million from December 31, 2007. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our senior ABL revolving credit facility.
     Operating activities – Net cash provided by operating activities during the nine months ended September 30, 2008 consisted of net income of $104.8 million and non-cash items of $284.9 million offset by an increase in operating assets (net of operating liabilities) of $94.3 million. The most significant change in operating assets and liabilities was the settlement of payables attributable to the purchase of rental equipment.
     Investing activities – Net cash used in investing activities during the nine months ended September 30, 2008 consisted of capital expenditures of $242.7 million and cash consideration paid in connection with the AER asset acquisition of $33.2 million. These expenditures were offset by proceeds received from the sale of rental and non-rental equipment of $90.4 million. Capital expenditures include the purchase of rental and non-rental equipment. The acquisition of rental equipment consists of the following types of expenditures:
•	Replacement capital expenditures, which are capital expenditures required to replace the original equipment cost of rental assets that were sold during the period; and

•	Growth capital expenditures, which are the portion of capital expenditures associated with the expansion of our rental fleet.
     The significant decrease in net cash used in investing activities during the nine months ended September 30, 2008 as compared to the same prior year period is attributable to a decrease in rental equipment expenditures. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The deceleration in the growth of rental revenue also reduced our need to purchase growth rental equipment. We intend to continue a reduction in our capital expenditures during the fourth quarter of 2008 as compared to the fourth quarter of 2007.
     Financing activities - Net cash used in financing activities during the nine months ended September 30, 2008 consisted primarily of payments on our senior ABL revolver of $272.8 million offset by proceeds from increased borrowings on our senior ABL revolver of $178.7 million. In addition, we also repaid $30.5 million on our other debt obligations during the nine months ended September 30, 2008.
Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements on indebtedness incurred in connection with the Recapitalization and from funding our costs of operations and capital expenditures. As of September 30, 2008, we had $2.6 billion of indebtedness outstanding, consisting primarily of $978.7 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes.
     As of September 30, 2008, we had an outstanding balance of $733.7 million on the revolving portion of our Senior ABL Facilities leaving $584.1 million available for future borrowings. The available borrowings of $584.1 million are net of a $112.9 million reduction for outstanding letters of credit and the $19.3 million net fair value liability for our interest rate swap agreements. During the nine months ended September 30, 2008, we borrowed $178.7 million under the revolving portion of the Senior ABL Facilities and repaid $272.8 million. In addition, we repaid $1.9 million of the outstanding balance on the term loan portion of the Senior ABL Facility. The outstanding balance of the term loan portion of the Senior ABL Facility was $245.0 million at September 30, 2008.
     The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We were in compliance with all applicable covenants as of September 30, 2008.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.
Outlook
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
     In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2008. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our debt agreements limit our capacity to repurchase common stock or debt securities to $50 million this year.

Adjusted EBITDA
     As a supplement to the financial statements in this Quarterly Report, which are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), we also present Adjusted EBITDA. Adjusted EBITDA is generally net income before recapitalization fees, management fees, other (income) expense and certain other items including share-based compensation, net interest expense, provision for income taxes, depreciation and amortization. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, Adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use Adjusted EBITDA in addition to, and not as an alternative to, net income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate Adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies. The table below provides a reconciliation between net income, as determined in accordance with GAAP, and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
	(in 000s)
Net income	$42,349	$47,549	$104,771	$85,217
Depreciation of rental equipment and depreciation and amortization of non-rental equipment	94,472	88,328	276,545	250,705
Interest expense, net	48,296	58,204	152,399	195,093
Provision for income taxes	19,325	30,403	59,235	54,482

EBITDA	$204,442	$224,484	$592,950	$585,497

Adjustments:
Share based compensation	957	971	2,797	2,843
Other (income) expense, net	327	(22)	(316)	(224)
Management fees	—	—	—	23,000

Adjusted EBITDA	$205,726	$225,433	$595,431	$611,116

Contingent Earn-out
     Pursuant to the Recapitalization, we may be required to issue a contingent earn-out note to Atlas if we achieve adjusted EBITDA (as defined in the Recapitalization Agreement) of at least $880.0 million for the year ended December 31, 2008. As of September 30, 2008, we do not believe it is probable that we will achieve adjusted EBITDA equal to or in excess of $880.0 million for the year ended December 31, 2008. The maximum amount of the earn-out note, if we achieve adjusted EBITDA of $1.015 billion or greater, is $250.0 million. The issuance of the note would be recorded as an adjustment to accumulated deficit. The contingent earn-out note will mature on the earlier of the date that is 11 years from issuance and the date that is nine months after the final maturity date of our longest dated debt with a principal amount in excess of $100 million on the date of issuance of the contingent note. Interest will be added to principal semi-annually and will be payable at maturity. The interest rate will be compounded semi-annually and will equal the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2007, except as discussed below.
Impairment of Goodwill
     At September 30, 2008, our goodwill balance was $934.0 million. We review the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. Based on our analyses, there was no impairment of goodwill in connection with the annual impairment test that was performed during the year ended December 31, 2007.
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
     Given the current economic environment, we evaluated whether events (“triggering events”) had occurred during the three months ended September 30, 2008 that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. It is our conclusion that as of end of the third quarter no events or change in circumstances have occurred that would more likely than not reduce the fair value of our net assets below their carrying value. Our conclusion is based on the fact that while net income has declined from the prior year and the economy’s credit environment remains uncertain, our revenue environment has remained positive and we continue to generate positive cash flows from operations. Accordingly, we do not believe a triggering event has occurred during the quarter ended September 30, 2008 that requires us to perform an interim period goodwill impairment test. We will continue to monitor the factors described above. Adverse changes in these factors such as pricing pressures, a weakening revenue environment or significant sustained declines in our stock price or declines in the fair value of our debt could be potential indicators of impairment.

New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 as it applies to financial assets and liabilities and to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP 157-3 to provide additional clarification on the application of SFAS No. 157 to financial assets when the market for the financial asset is not active. In January 2008 the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157, as clarified by FSP 157-3, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Interest Rate Risk
     We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with a variable rate of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR,” or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% (100 basis points) in interest rates, as of September 30, 2008 our net interest expense for the nine months ended September 30, 2008 would have increased by an estimated $9.3 million.
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
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. Similar to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 1.50% as of September 30, 2008. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis. Including the $950.0 million of debt that was hedged as of September 30, 2008, 60% of our $2.6 billion of debt at September 30, 2008 has fixed rate interest.
  Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2008 and September 30, 2007, 5.6% and 4.7%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the nine months ended September 30, 2008, relative to our operations as a whole, a 10% increase in this exchange rate would have increased net income by $0.9 million for the nine months ended September 30, 2008.
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
  Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     There has been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson	Chief Executive Officer (Principal	October 28, 2008

Erik Olsson	Executive Officer)

/s/ David Mathieson	Chief Financial Officer (Principal Financial

David Mathieson	and Principal Accounting Officer)	October 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended