Form 10-K
period 2008-12-31
RSC Holdings Inc.
filed 2009-02-25
CIK 1389305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008
-OR-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33485

RSC Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-1669012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6929 E. Greenway Pkwy Scottsdale, Arizona (Address of principal executive offices)	85254 (zip code)

Registrant’s telephone number, including area code:
(480) 905-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐     NO ☑

As of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $195 million (based on the closing price of RSC Holdings Inc. Common Stock of $9.26 per share on that date, as reported on the New York Stock Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates).

As of February 20, 2009, there were 103,412,561 shares of RSC Holdings Inc. Common Stock outstanding.

Documents Incorporated by Reference:

Certain information in the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 2009 are incorporated by reference into Part III hereof.

i

Introductory Note

Unless the context otherwise requires, in this Annual Report on Form 10-K, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior Credit Facilities and in connection with the notes, RSC Holdings III, LLC, (iii) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (iv) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (v) the “Sponsors” means Ripplewood and Oak Hill, (vi) “ACAB” means Atlas Copco AB, (vii) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (viii) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (ix) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and are disclosed under “Risk Factors” and elsewhere in this Annual Report, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:

•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	our ability to comply with our debt covenants;

•	increased competition from other companies in our industry and market or customer driven forces resulting in our inability to increase or maintain our prices;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B-and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to the environment and customer privacy, among others;

ii

•	fluctuations in fuel or supply costs;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the filing date of this Annual Report on Form 10-K, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1.	Business

Our Company

Overview

We are one of the largest equipment rental providers in North America. We operate through a network of 464 rental locations across 11 regions in 40 U.S. states and 3 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. In 2008, we serviced approximately 350,000 customers primarily in the industrial or non-construction, and non-residential construction markets. For the year ended December 31, 2008, we generated 89% of our revenues from equipment rentals, and we derived the remaining 11% of our revenues from sales of used equipment and the sale of merchandise in our locations. We believe our focus on high margin rental revenues, active fleet management and superior customer service has enabled us to achieve significant market share gains while sustaining attractive returns on capital employed.

We rent a broad selection of equipment, primarily to industrial or non-construction related companies, and non-residential construction companies, ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. As of December 31, 2008, our rental fleet had an original equipment cost of approximately $2.7 billion covering over 1,000 categories of equipment. We strive to differentiate our offerings through superior levels of equipment availability, reliability and service. The strength of our fleet lies in its condition and age. We believe our fleet is the best maintained and youngest among our key competitors, with an average fleet age of 33 months as of December 31, 2008. Our fleet age provides us with significant operational flexibility, and we actively manage the condition of our fleet in order to provide customers with well maintained and reliable equipment. Our disciplined fleet management strategy supports us in maintaining rental rate discipline and optimizing fleet utilization and capital expenditures. We employ a high degree of equipment sharing and mobility within regions to increase equipment utilization and adjust the fleet size in response to changes in customer demand. Integral to our equipment rental operations is the sale of used equipment and in addition, we sell merchandise complementary to our rental activities.

Organizational Overview

Prior to November 27, 2006, RSC Holdings was wholly owned by ACAB and ACA. On October 6, 2006, ACAB and ACA announced that they had entered into a recapitalization agreement (the “Recapitalization Agreement”), pursuant to which the Sponsors acquired 85.5% of RSC Holdings (the “Recapitalization”). The Recapitalization closed on November 27, 2006 (the “Recapitalization Closing Date”). Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. RSC Equipment Rental, Inc. is a direct subsidiary of RSC Holdings III, LLC; and RSC Equipment Rental of Canada Ltd., is a direct subsidiary of RSC Equipment Rental, Inc. RSC is the operating entity of RSC Holdings.

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

As part of the Recapitalization, we offered $620 million aggregate principal amount of 9 1/2% Senior Notes due 2014 (the “Notes”). As of the closing of the Recapitalization, on November 27, 2006, we borrowed $1,124 million under the new senior asset-based loan facilities (the “Senior ABL Facilities”) and $1,130 million under the new senior second-lien term loan facility (the “Senior Term Facility”, together with the Senior ABL Facilities, the “Senior Credit Facilities”). As of December 31, 2008 the balance on the Senior Credit Facilities is $1,825 million.

RSC Holdings repurchased a portion of its issued and outstanding common stock from Atlas for (i) a purchase price of $3,345 million (the “Purchase Price”), as adjusted pursuant to the terms of the Recapitalization Agreement and (ii) the obligation of RSC Holdings to issue up to $400 million aggregate principal amount of contingent earn-out notes, based on adjusted EBITDA thresholds. Because RSC Holdings did not meet the adjusted EBITDA thresholds, contingent notes will not be issued.

The Sponsors made a $500 million cash equity investment in RSC Holdings, less a partial return of equity to the Sponsors of $40.0 million, in exchange for a portion of the issued and outstanding common stock of RSC Holdings. Immediately after the Recapitalization, Ripplewood and Oak Hill each owned 42.735% of RSC Holdings’ issued and outstanding capital stock and ACF owned 14.53% of RSC Holdings’ issued and outstanding capital stock. In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by its stockholders. As of December 31, 2008 Ripplewood and Oak Hill each own 33.6% of RSC Holdings’ issued and outstanding common stock and ACF owns 10.5% of RSC Holdings’ issued and outstanding common stock.

Business Strategy

Drive profitable volume growth.  Through our high quality fleet, large scale and national footprint and superior customer service, we intend to take advantage of the long-term opportunities for profitable growth within the North American equipment rental market by:

•	continuing to drive the profitability of existing locations and pursuing same store growth;

•	investing in and maintaining our high quality fleet to meet local customer demands;

•	leveraging our reputation for superior customer service to increase our customer base;

•	increasing our market penetration by opening new locations in targeted markets to leverage existing infrastructure and customer relationships;

•	increasing our presence in complementary rental and service offerings to increase same store revenues, margins and return on investment;

•	aligning incentives for local management teams with our strategy; and

•	pursuing selected acquisitions in attractive markets, subject to economic conditions.

Prioritize profit margins, free cash flow generation and return on capital.  We intend to manage our operations by continuing to:

•	focus on the higher margin rental business;

•	actively manage the quality, reliability and availability of our fleet and offer superior customer service to support our premium pricing strategy;

•	evaluate each new investment in fleet based on local demand and expected returns;

•	deploy and allocate fleet among our operating regions based on pre-specified return thresholds;

•	use our size and market presence to achieve economies of scale in capital investment;

•	actively sell under-utilized fleet to balance supply with demand, thereby right-sizing the fleet; and

•	close locations with unfavorable long-term prospects.

Further enhance our industry leading customer service.  We believe that our position as a leading provider of rental equipment is driven in large part by our superior customer service. Continuing to provide superior customer service and maintaining our reputation for such service, we believe, will allow us to further expand our customer base and increase our share of the fragmented U.S. equipment rental market.

Business

Our business is focused on equipment rental, including sales of used rental equipment and the sale of merchandise that is related to the use of our rental equipment.

We offer for rent over 1,000 categories of equipment on an hourly, daily, weekly or monthly basis. The type of equipment that we offer ranges from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools.

We routinely sell used rental equipment and invest in new equipment to manage the age, size and composition of our fleet and to adjust to changes in demand for specific rental products. We realize what we believe to be attractive sales prices for our used equipment due to our rigorous preventive maintenance program. We sell used rental equipment primarily through our existing location network and, to a lesser extent through other means, including equipment auctions and brokers. As a convenience for our customers, we offer for sale a broad selection of contractor supplies, including safety equipment such as hard hats and goggles, consumables such as blades and gloves, tools such as ladders and shovels and certain other ancillary products. We also sell a small amount of new equipment.

Operations

We currently operate in two geographic divisions, overseeing a total of 11 operating regions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by the executive management team, which includes the divisional senior vice presidents.

Our operating regions typically have 6 to 11 districts headed by a district manager overseeing 5 to 6 rental locations and each location is managed by a location manager. As of December 31, 2008 our Canadian region, which is part of the West Division, has 5 districts and 19 rental locations. In the years ended December 31, 2008, 2007 and 2006, 5.5%, 4.9% and 4.0%, respectively, of our revenue was derived from Canada. As of December 31, 2008 and 2007, 4.5% and 4.8% of our long-lived assets, and 3.3% and 3.6% of our total assets were located in Canada. See Note 19 to our consolidated financial statements for further business segment and geographic information.

Operating within guidelines established and overseen by our executive management team, regional and district personnel are able to make decisions based on the needs of their customers. Our executive management team conducts monthly operating reviews of regional performance and also holds three formal meetings with representatives of each operating region per year. These meetings encompass operational and financial reviews, leadership development and regional near-term strategy. Regional vice presidents, district managers and location managers are responsible for management and customer service in their respective areas and are directly responsible for the financial performance of their respective region, district and location, and their variable compensation is tied to the profitability of their area.

Customers

We have long and stable relationships with most of our customers, including the majority of our top 20 accounts. During 2008 we serviced approximately 350,000 customers, primarily in the industrial or non-construction, and non-residential construction markets. During the year ended December 31, 2008, no one customer accounted for more than 2% of our total revenues, and our top 10 customers combined represented less than 10% of our total revenues. We do not believe the loss of any one customer would have a material adverse effect on our business.

We have a diversified customer base consisting of two major end-markets: industrial or non-construction; and non-residential construction markets. Our customers represent a wide variety of industries, such as, petrochemical, paper/pulp, food processing and non-residential construction. Further, non-residential construction is comprised of different segments, including: office, power, commercial, healthcare and educational construction. Serving a number of different industries enables us to reduce our dependence on a single or limited number of customers in the same business. Activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country, resulting in changes in demand for our rental equipment.

Customers from the industrial or non-construction, and non-residential construction markets accounted for approximately 96% of our rental revenues for the year ended December 31, 2008. Non-residential construction customers vary in size from national and regional to local companies and private contractors and typically make use of the entire range of rental equipment and supplies that we offer. Non-residential construction projects vary in terms of length, type of equipment required and location requiring responsive and flexible services.

Rental services for industrial or non-construction customers can be grouped into the following activities:

•	“run and maintain,” which relates to day to day maintenance;

•	“turnaround,” which relates to major planned general overhaul of operations; and

•	“capital projects,” which relate to smaller expansion or modification work.

In our experience, industrial or non-construction customers engage in long-term service contracts with trusted suppliers to meet their equipment requirements. In order to capitalize on this trend, we operate rental yards on-site at the facilities of some of our largest industrial or non-construction, customers pursuant to three to five year contracts that may be cancelled by either party upon 30 days’ notice. Under these contracts, we typically agree to service all of our customers’ equipment rental needs, including products we do not typically rent. We have also developed a proprietary software application, Total Control®, which provides our industrial or non-construction, customers with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers’ enterprise resource planning system.

Residential construction customers are located throughout our operating regions and accounted for approximately 4% of our rental revenues for the year ended December 31, 2008.

Customer Service.  To ensure prompt response to customer needs, we operate a 24/7 in-house call center, which we believe gives us a competitive advantage. Our in-house call center staff is highly trained and has access to our customer related databases providing clients with best-in-class service. Additionally, customers have full access to all our employees on call, enabling appropriate support at any time. We also pursue a number of initiatives to assess and enhance customer satisfaction. We contact approximately 23,000 of our customers annually to determine their overall satisfaction levels. We also test the quality of our service levels by recording randomly selected phone calls with customers for coaching opportunities and to evaluate courtesy and staff knowledge.

Industry Overview

Based on industry sources, we estimate the U.S. equipment rental industry had total revenues of approximately $36 billion in 2008. This represents a compound annual growth rate of approximately 10% since 1990.

The industry’s principal end-markets for rental equipment are industrial or non-construction, non-residential construction and residential construction markets. While the construction industry has to date been the principal user of rental equipment, industrial or non-construction, companies, utilities and others are increasingly using rental equipment for plant maintenance, turnaround projects and other operations. According to U.S. Department of Commerce data (which has not been adjusted for inflation), non-residential, seasonally adjusted construction activity increased approximately 15% in 2006 compared with 2005, increased 16% in 2007 compared to 2006 and 8% in 2008 compared to 2007. Given the current economic environment, third party economists’ estimate non-residential construction activity will be sharply down for the full year 2009, with the largest drop in the first three quarters of the year. Industrial or non-construction activity is expected to decline as well.

We believe that long-term industry growth, apart from reflecting general economic conditions and cyclicality is driven by end-user markets that increasingly recognize the many advantages of renting equipment rather than owning, including:

•	avoiding the large capital investment required for equipment purchases;

•	accessing a broad selection of equipment and selecting the equipment best suited for each particular job;

•	reducing storage, maintenance and transportation costs; and

•	accessing the latest technology without investing in new equipment.

Fleet

As of December 31, 2008, our rental fleet had an original equipment cost of $2.7 billion covering over 1,000 categories of equipment, and in the year ended December 31, 2008, our rental revenues were $1,567.3 million. Rental terms for our equipment vary depending on the customer’s needs, and the average rental term in the year ended December 31, 2008 was between seven and ten days. We believe that the size of our purchasing program and the relative importance of our business to our suppliers allow us to purchase fleet at favorable prices and on favorable payment terms. We believe that our highly disciplined approach to acquiring, deploying, sharing, maintaining and divesting fleet represents a key competitive advantage and is one of the main reasons that we lead the industry in profitability and returns on invested capital. The following table provides a breakdown of our fleet in terms of original cost as of December 31, 2008.

Equipment Rental Fleet Breakdown

As of December 31, 2008	% of Total

Aerial work platform (AWP) booms	30.7
Fork lifts	22.9
Earth moving	15.9
AWP scissors	11.3
Trucks	4.7
Air compressors	3.3
Generators/Light towers	3.1
Compaction	2.3
Other	5.8

Fleet Management Process.  We believe that our disciplined fleet management process, whereby new investments are evaluated on strict return guidelines and used equipment sales targets are set at a local level to right-size the fleet, supports optimal fleet utilization. Consistent with our decentralized operating structure, each region is responsible for the quality of its allocated fleet, providing timely fleet maintenance, fleet movement, sales of used equipment and fleet availability. This process is led by regional fleet directors who make investment/divestment decisions within strict return on investment guidelines. Local revenues are forecasted on a location-by-location basis. Regional vice presidents use this information to develop near term regional customer demand estimates and appropriately allocate investment requirements on the basis of targeted utilization and rental rates.

The regional fleet process is overseen by our corporate fleet management, which is responsible for the overall allocation of the fleet among and between the regions. We evaluate all electronic investment requests by regional fleet directors and develop and enforce a ceiling for the fleet size for each region based on short-term local outlook, return and efficiency requirements and need at the time, and identify under-utilized equipment for sale or internal transfer to right-size the fleet at a local and company level.

Corporate fleet management will accept a new capital investment request only if such investment is deemed to achieve a pre-specified return threshold and if the request cannot be satisfied through internal fleet reallocation. Divestments or fleet transfers are evaluated when the fleet generates returns below the pre-specified threshold. If corporate fleet management cannot identify a need for a piece of equipment in any region, the equipment is targeted for sale. We realize what we believe to be attractive sales prices for our used equipment due to our rigorous preventive maintenance program. We sell used rental equipment through our existing location network and, to a lesser extent through other means, including equipment auctions and brokers.

We also continuously monitor the profitability of our equipment through our information management systems. Each piece of equipment is tracked and evaluated on a number of performance criteria, including time utilization rate, average billing rate, preventive maintenance, age and, most importantly, return on investment. We utilize this data to help guide the transfer of equipment to locations where the highest utilization rates, highest prices and best returns can be achieved. We have tools to identify optimal pricing strategies for rental equipment at the local level. Pricing decisions are made at a local level to reflect current market conditions. Daily reports, which allow for review of agreements by customer or contract, enable local teams to monitor trends and address discounting that can suppress rental rates.

We have also made proprietary improvements to our information management systems, such as integrating our maintenance and reservation management systems, which prioritize equipment repairs based on customer reservations and time in shop. The majority of major repairs are outsourced to enable us to focus on maintenance and parts replacement. We have also implemented a rigorous preventive maintenance program that increases reliability, decreases maintenance costs, extends the equipment’s useful life and improves fleet availability and the ultimate sales price we realize on the sale of used equipment. At December 31, 2008, 98% of our fleet was current on its manufacturer’s recommended preventive maintenance.

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

Over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to two suppliers each for almost all major equipment categories that we offer for rent. We believe that we could readily replace any of our existing suppliers if it were no longer advantageous to purchase equipment from them. Our major equipment suppliers include JLG, Genie, Skyjack and John Deere. In 2008, we purchased $258.7 million of new rental equipment compared to $580.2 million and $721.3 million in 2007 and 2006, respectively.

Fleet Age.  We believe our diverse equipment fleet is the youngest, best maintained and most reliable among our key competitors. At December 31, 2008, the average age of our fleet was 33 months. We expect our fleet to age in 2009, as in the current economic environment we will purchase less new fleet compared to 2007 and 2008. Through our fleet management process discussed above under “Fleet Management Process,” we actively manage the condition of our fleet to provide customers with well maintained and reliable equipment and to support our premium pricing strategy.

Sales and Marketing

We market our products and services through:

•	a branch-based sales force operating out of our network of locations;

•	local and national advertising efforts;

•	our self-service, web-based solution: RSC Online®; and

•	specialized Business Development Managers focusing on industrial or non-construction, customers.

Sales Force.  We believe that our sales force is one of the industry’s most productive and highly trained. As of December 31, 2008, we had an inside sales team performing a variety of functions such as handling inbound customer rental requests and servicing customers at each branch and outside sales employees servicing existing customers and soliciting new business on construction or industrial sites. Our sales force uses a proprietary territory management software application to target customers in their specific area, and we develop customized marketing programs for use by our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are required to attend frequent in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by regional sales and marketing managers and in addition in 2008 we added a Vice President for Sales with significant experience in the rental industry and a Vice President of Marketing with an industrial background.

RSC Online®.  We provide our customers with a self-service, web-based solution, RSC Online®. Our customers can reserve equipment online, review reports, use our report writer tool to create customized reports, terminate rental equipment reservations, schedule pick-ups and make electronic payments 24 hours a day, 7 days a week. In addition, we maintain a home page on the Internet (http://www.rscrental.com) that includes a description of our products and services, our geographic locations and our online catalogue of used rental equipment for sale, as well as live 24/7 “click to chat” support.

Information Systems

We operate a highly customized rental information management system through which key operational and financial information is made available on a daily basis. Our executive management team uses this information to monitor current business activities closely, looking at customer trends and proactively managing changes in the marketplace. Our enterprise resource management system is comprised of software licensed from Wynne Systems, Inc. and a number of proprietary enhancements covering, among others, financial performance, fleet utilization, service, maintenance and pricing. The system fully integrates all location operations such as rentals, sales, service and cash management, with the corporate activities, including finance, fixed asset and inventory management. All rental transactions are processed real-time through a centralized server and the system can be accessed by any employee at the point of sale to determine equipment availability, pricing and other customer specific information. Primary business servers are outsourced including the provision of a disaster recovery system.

Members of our management can access all of these systems and databases throughout the day at all of our locations or through the Internet via a secure key to analyze items such as:

•	fleet utilization and return on investment by individual asset, equipment category, location, district or region;

•	pricing and discounting trends by location, district, region, salesperson, equipment category or customer;

•	revenue trends by location, district, region, salesperson, equipment category or customer; and

•	financial results and performance of locations, districts, regions and the overall company.

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

Competition

The equipment rental industry is highly competitive and highly fragmented, with a few companies operating on a national scale and a large number of companies operating on a regional or local scale. We are one of the principal national-scale industry participants in the United States and Canada; the other national-scale industry participants being United Rentals, Inc., Hertz Equipment Rental Corporation and Sunbelt Rentals. Certain of our key regional competitors are Neff Rental, Inc., NES, Ahern Rentals, Inc. and Sunstate Equipment Co. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States and Canada.

Competition in the equipment rental industry is intense, and is defined by equipment availability, reliability, service and price. Our competitors may seek to compete aggressively on the basis of pricing or fleet availability. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. In 2008, supply exceeded demand, resulting in downward pressure on rental rates within the industry.

Business Environment and Outlook

We currently operate in a competitive and uncertain business environment. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. These trends worsened in the fourth quarter with demand and pricing falling below prior year levels. We expect demand to worsen in 2009. Consistent with our business strategy, we have responded to this downturn in demand by: closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand; expanding and diversifying our presence in industrial or non-construction, markets; minimizing capital expenditures and divesting excess fleet; and implementing cost reduction measures throughout our business. We continue to evaluate opportunities to grow same store revenue by expanding and diversifying our presence in industrial or non-construction, markets, which are less exposed to seasonality and cyclicality than the non-residential construction market, and penetrating new or underserved markets through acquisitions or new location start-ups.

Employees

As of December 31, 2008, we had 5,014 employees.  Employee benefits in effect include group life insurance, medical and dental insurance and a defined contribution pension plan. Labor contracts covering the terms of employment of approximately 150 of our employees are presently in effect under 16 collective bargaining agreements with local unions relating to 24 separate rental locations in 10 states. We may be unable to negotiate new labor contracts on terms advantageous to us or without labor interruptions. We have had no material work stoppage as a result of labor problems during the last six years. We believe our labor relations to be good.

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

We have made, and will continue to make, expenditures to comply with environmental laws and regulations, including, among others, expenditures for the investigation and cleanup of contamination at or emanating from currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Some of these laws impose strict and in certain circumstances joint and several liability on current and former owners or operators of contaminated sites for costs of investigation and remediation. We cannot assure you that compliance with existing or future environmental, health and safety requirements will not require material expenditures by us or otherwise harm our consolidated financial position, profitability or cash flow.

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

We rely heavily on outside environmental engineering and consulting firms to assist us in complying with environmental laws. While our environmental, health and safety compliance costs are not expected to have a material impact on our financial position, we incur costs to purchase and maintain wash racks and storage tanks and to minimize any unexpected releases of regulated materials from such sources.

Transportation, Delivery and Sales Fleet

We lease vehicles we use for transportation and delivery of fleet equipment and vehicles used by our sales force under capital leases with leases typically ranging from 50 to 96 months. Our delivery fleet includes tractor trailers, delivery trucks and service vehicles. The vehicles used by our sales force are primarily pickup trucks. Capital lease obligations amounted to $124.1 million and $142.0 million at December 31, 2008 and 2007, respectively, and we had approximately 4,100 units leased at both December 31, 2008 and 2007.

Management

Set forth below are the names, ages and positions of our executive officers as of February 25, 2009.

Name	Age	Position

Erik Olsson	46	President, Chief Executive Officer and Director
Robert C. Fox II	61	Senior Vice President, Human Resources
Kevin Groman	38	Senior Vice President, General Counsel and Corporate Secretary
Phillip Hobson	42	Senior Vice President, Corporate Operations
David Ledlow	50	Senior Vice President, Operations
David Mathieson	54	Senior Vice President and Chief Financial Officer

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

Robert C. Fox II has served as Senior Vice President, Human Resources of RSC since November 2008. Most recently he was Vice President of Human Resources for Carlson Hotels Worldwide, a position he held since 2004. Prior to joining Carlson Hotels Worldwide, he was Vice President, Human Resources with dj Orthopedics in California from 2001 until 2004. Mr. Fox was with Honeywell, Inc. and Alliant Techsystems, a spin-off of Honeywell, for nearly 23 years in human resource positions of increasing responsibility in Phoenix and Seattle.

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

Phillip Hobson has served as Senior Vice President, Corporate Operations of RSC since February 2007. From 2005 to 2007, Mr. Hobson served as Vice President, Innovation, and as RSC’s Director of Internal Audit from 2004 to 2005. From 2002 to 2004 he served as Director of Financial Planning, and he joined RSC in 1998, as a financial analyst. Prior to joining RSC, Mr. Hobson held various financial management related positions with Sunstate Equipment Co. and the Northwest Division of Pizza Hut.

David Ledlow has served as Senior Vice President, Operations of RSC since 2006 and currently oversees the Western Division. Mr. Ledlow joined Rental Service Corporation, a predecessor to RSC, in 1984 and has occupied positions in outside sales, sales management, regional management, and served as Regional Vice President for the Southeast Region from 1996 to 2000 and Vice President of operations for the Western/Mountain Region from 2001 to 2006. Prior to joining RSC, Mr. Ledlow was Vice President of Sales at Walker Jones Equipment, a company later acquired by Rental Service Corporation, a predecessor to RSC.

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

Risks Related to Our Business

Our business could be hurt by a significant long-term economic downturn, a decline in non-residential construction and industrial or non-construction, activities or a decline in the amount of equipment that is rented.

As of December 31, 2008, our non-residential construction and industrial or non-construction, customers together accounted for approximately 96% of our rental revenues. A weakness in non-residential construction or industrial or non-construction, activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial or non-construction, sectors:

•	weakness or a downturn in the overall economy, including the onset of, or prolonged exposure to, a recession and the reduced access to capital markets for funding of projects;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions or natural disasters, including an active hurricane season in the Gulf of Mexico region, where we have a large concentration of customers; or

•	terrorism or hostilities involving the United States or Canada.

A weakness in the non-residential construction and industrial or non-construction, sectors caused by these or other factors could harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt, and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.

We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. See “Business — Competition.” Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the Senior Credit Facilities, or the indenture governing the Notes, the resulting aging of our rental fleet may cause us to lose our competitive advantage and adversely impact our pricing. In addition, our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ downward pricing, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

We may also encounter increased competition from existing competitors or new market entrants in the future, which could harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt.

Our revenues and operating results may fluctuate and any unexpected or continuous periods of decline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenues and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors which may cause our revenues and operating results to vary:

•	downturn in the North American economy, including the reduced access to capital markets for funding of projects, any sustained periods of inflation or deflation, and the resulting negative impact it has on the financial strength of our customers;

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	the timing of expenditures for new equipment and the disposal of used equipment, including the ability to effectively and efficiently reduce our fleet size by selling in the open used equipment market;

•	changes in the interest rates applicable to our variable rate debt;

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ businesses, particularly those operating in the non-residential construction and industrial or non-construction, sectors;

•	rental rate changes in response to competitive factors;

•	our inability to maintain our price levels during long-term periods of economic decline;

•	bankruptcy or insolvency of our competitors leading to a larger than expected amount of used equipment in the open market;

•	bankruptcy or insolvency of our customers, thereby reducing demand for used rental equipment;

•	reduction in the demand for used equipment may result in lower sales prices and volume for used equipment sales;

•	aging of our fleet, ultimately resulting in lower sales prices and volume for used equipment sales;

•	seasonal rental patterns, with rental activity tending to be lowest in the winter;

•	downturn in oil and petrochemical-related sectors from which we derive a large share of our industrial revenue;

•	timing of acquisitions of companies and new location openings and related costs;

•	labor shortages, work stoppages or other labor difficulties;

•	possible unrecorded liabilities of acquired companies;

•	our effectiveness in integrating acquired businesses and new locations into our existing operations; and

•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, impairment of obsolete or damaged equipment or other assets, or the refinancing of our existing debt.

One or a number of these factors could harm our revenues, financial condition, profitability and cash flows, as well as our ability to service debt and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.

Our reliance on available borrowings under our Senior ABL Facilities and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.

We rely significantly on available borrowings under our Senior ABL Facilities to operate our business. As of December 31, 2008, we had $621.3 million of available borrowings under the revolving credit portion of our Senior ABL Facilities. The amount of available borrowings under our Senior ABL Facilities is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. Recent changes in our OLV resulted in a decrease in borrowing availability of approximately $200 million in January 2009. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in our Senior ABL Facilities or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern.

In addition, if we are unable to generate excess cash from operating activities after servicing our debt due to negative economic or industry trends including, among others, those set forth above under “— Our business could be hurt by a significant long-term economic downturn, a decline in non-residential construction and industrial or non-construction, activities or a decline in the amount of equipment that is rented” and “— We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations,” and we are not able to finance new equipment acquisitions, we may not be able to make necessary equipment rental acquisitions at all. See “Risks Related to Our Indebtedness”.

The effects of the recent global economic crisis may impact our revenue, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for equipment rental. These macroeconomic developments could negatively affect our revenue, profitability, or financial condition in a number of ways, such as reducing global used equipment demands which in turn could negatively impact the OLV for our rental fleet. Additionally, current or potential customers may delay or decrease equipment rentals, may be unable to pay us for prior equipment rentals, or may delay paying us for prior equipment rentals and services. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and realization of capital projects may continue to decrease, which may impact the demand for our rental equipment and services.

Our expenses could increase and our relationships with our customers could be hurt if there is an adverse change in our relationships with our equipment suppliers or if our suppliers are unable to provide us with products we rely on to generate revenues.

All of our rental equipment consists of products that we purchase from various suppliers and manufacturers. We rely on these suppliers and manufacturers to provide us with equipment which we then rent to our customers. We have not entered into any long-term equipment supply arrangements with manufacturers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, or if they fail to continue operating as a going concern, or if they significantly raised their costs, or such suppliers or manufacturers simply are unable to supply us with equipment in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including raw material shortages, and, to the extent that we experience any such delays, our business could be hurt by the resulting inability to service our customers. In addition, while we have negotiated favorable payment terms with the suppliers that provide us with the majority of our equipment, these payment terms may not be available to us at a later time.

If our operating costs increase as our rental fleet ages and we are unable to pass along such costs, our earnings will decrease.

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future. Any material increase in such costs could harm our revenues, profitability and financial condition.

The cost of new equipment we use in our rental fleet could increase and therefore we may spend more for replacement equipment, and in some cases we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment used in our rental fleet could increase, primarily due to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Although such increases did not have a significant impact on our financial condition and results of operations in the last fiscal year, increases could materially adversely impact our financial condition and results of operations in future periods. In addition, based on changing demands of customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact to our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market.

Our rental fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	worldwide and domestic demand for used equipment, including the amount of used equipment we, along with our competitors, supply to the used equipment market; and

•	general economic conditions.

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

Any failure of Atlas to indemnify us against and defend us from certain claims in accordance with the terms of the Recapitalization Agreement could have a material adverse effect on us.

Pursuant to the Recapitalization Agreement, and subject to certain limitations set forth therein, Atlas has agreed to indemnify RSC Holdings and its subsidiaries against and defend us from all losses, including costs and reasonable expenses, resulting from certain claims related to the Recapitalization, our business and our former businesses including, without limitation: claims alleging exposure to silica and asbestos; the transfer of certain businesses owned by RSC Holdings but not acquired by the Sponsors in connection with the Recapitalization; certain employee-related matters; any activities, operations or business conducted by RSC Holdings or any of its affiliates other than our business; and certain tax matters. Atlas’ indemnity for claims related to alleged exposure to silica entitles us to coverage for one-half of all silica related losses until the aggregate amount of such losses equals $10 million and to coverage for such losses in excess of $10 million until the aggregate amount of such losses equals $35 million. Atlas’ general indemnity for breach of representations and warranties related to our business covers aggregate losses in excess of $33 million, excluding any individual loss of less than $75,000, and the maximum we can recover is 20% of the recapitalization purchase price set forth in the Recapitalization Agreement, or the Recapitalization Purchase Price, as adjusted in accordance with the Recapitalization Agreement. Furthermore, Atlas may not have sufficient assets, income and access to financing to enable them to satisfy their indemnification obligations under the Recapitalization Agreement or to continue to honor those obligations. If Atlas does not satisfy or otherwise honor their obligations, we may be forced to bear the losses described above. Any failure by Atlas to perform these obligations could harm our business.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operating results.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our financial condition or operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and adversely effect our results of operations.

The Sponsors or their affiliates may compete directly against us.

Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to one or more of the Sponsors or their affiliates, including through potential acquisitions by one or more Sponsors or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of one or more of the Sponsors were to enter into or acquire a business similar to our equipment rental operations. Given that we are not controlled by any one of the Sponsors, the Sponsors and their affiliates may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. In addition, our amended and restated certificate of incorporation provides that the Sponsors are under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries. See Item 13 of this Annual Report entitled “Certain Relationships and Related Transactions, and Director Independence” for additional information.

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

We intend to pursue growth primarily through internal growth, but from time to time we may consider opportunistic acquisitions, which may be significant. Any future acquisition would involve numerous risks including, without limitation:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the acquired business; and

•	exposure to unknown liabilities.

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

One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our CEO and operational management. Our success in attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.

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

If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which may lead to lower revenues, as well as additional similar claims being filed.

We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the U.S. securities laws.

We are required to file certain reports, including annual and quarterly periodic reports, under the Securities Exchange Act of 1934. The Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Our reporting obligations under the U.S. securities laws placed additional burdens on our management, operational and financial resources and systems. To the extent that we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with our reporting obligations under the U.S. securities laws on a timely basis. Any such failure could harm our business. In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

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

Compliance with existing or future environmental, health and safety requirements may require material expenditures by us or otherwise harm our consolidated financial position, results of operations or cash flow.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including proprietary software. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

Certain of our existing stockholders have significant control.

As of December 31, 2008, our Sponsors each beneficially owned approximately 33.6% of the outstanding shares of our common stock, which results in our being a closely controlled company with the Sponsors having significant influence over: (1) the election of our Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policy and direction of our business. Ripplewood, Oak Hill, ACF and RSC Holdings are parties to a stockholders agreement, or the Stockholders Agreement, pursuant to which the Sponsors currently have the ability to cause the election of a majority of our Board of Directors. Under the terms of the Amended and Restated Stockholders Agreement, the Sponsors have the right to nominate a majority of the members of our Board of Directors and to exercise control over matters requiring stockholder approval and our policy and affairs, for example, by being able to direct the use of proceeds received from this and future security offerings. In addition, we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, we currently rely on exemptions from certain corporate governance requirements.

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

Certain of our agreements with third parties, including our real property leases, require the consent of such parties in connection with any change in ownership of us. We will generally seek such consents and waivers, although we may not seek certain consents if our not obtaining them will not, in our view, have a material adverse effect on our consolidated financial position or results of operations. If we fail to obtain any required consent or waiver, the applicable third parties could seek to terminate their agreement with us and, as a result, our ability to conduct our business could be impaired until we are able to enter into replacement agreements, which could harm our results of operations or financial condition.

Risks Related to Our Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

We have a substantial amount of debt. As of December 31, 2008, we had approximately $2,569.1 million of debt outstanding.

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

Any of the foregoing impacts of our substantial indebtedness could harm our business, financial condition and results of operations.

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

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune time, or the proceeds that we realize may not be adequate to meet debt service obligations when due.

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

As of December 31, 2008, substantially all of our consolidated assets, including our equipment rental fleets, have been pledged for the benefit of the lenders under our Senior Credit Facilities. As a result, the lenders under these facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds there from. As discussed below, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could impair our financial flexibility.

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

In addition, under the Senior ABL Facilities, if we fail to maintain a specified minimum level of borrowing capacity of $250 million we are subject to additional reporting requirements. If we fail to maintain a specified minimum level of borrowing of $170 million, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter and (2) a specified fixed charge coverage ratio of 1.00 to 1.00. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control, which directly impacts our availability. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

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

Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the indenture governing the Notes may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or the indenture that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities and the Notes. This could harm our financial condition and results of operations and could cause us to become bankrupt or insolvent.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

Our failure to comply with the obligations contained in the indenture governing our Notes and the agreements governing our Senior Credit Facilities or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. Such alternative measures could harm our business, financial condition and results of operations.

Risks Related to our Common Stock and Market and Economic Factors

Our share price may decline due to the large number of shares eligible for future sale.

Sales, transfers, or distributions of substantial amounts of our common stock, or the possibility of such by our Sponsors, directors, or executive officers or other large stock holders, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2008, our largest stockholders owned collectively 77.7% of our common stock, with Ripplewood owning 33.6%, Oak Hill owning 33.6%, and Atlas owning 10.5%. Because of our public float and average volume, any sales, transfers or distributions, by any one of or a combination of our largest stockholders, or the perception of the forgoing by investors, may cause the trading price of our common stock to decline.

RSC Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.

The operations of RSC Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of RSC Holdings is obligated to make funds available to RSC Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. Further, the indenture governing the Notes and the Senior Credit Facilities significantly restrict the ability of the subsidiaries of RSC Holdings to pay dividends or otherwise transfer assets to RSC Holdings. See “Risk Factors — Risks Related to Our Indebtedness — Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial flexibility.” In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

The market price of our common stock has been and may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	general economic changes, including rising interest rates, increased fuel costs and other energy costs; increased labor and healthcare costs, and increased levels of unemployment;

•	variations in quarterly operating results;

•	changes in the strategy and actions taken by our competitors, including pricing changes;

•	securities analysts’ elections to discontinue coverage of our common stock, changes in financial estimates by analysts or a downgrade of our stock or our sector by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a large customer or supplier;

•	future sales of our common stock;

•	investor perceptions of us and the equipment rental industry;

•	our ability to successfully integrate acquisitions and consolidations; and

•	national or regional catastrophes or circumstances and natural disasters, hostilities and acts of terrorism.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may depress the market price of our common stock.

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

As of December 31, 2008, we operated through an integrated network of 464 rental locations across 40 states in the United States and three Canadian provinces. Of these locations, 445 were in the United States and 19 were in Canada. As of December 31, 2007, we operated 473 rental locations. Of these locations, 452 were in the United States and 21 were in Canada. We lease the real estate for all but three of our locations. The majority of our leases are for five year terms with renewal options.

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

Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any current pending legal proceedings to which we are a party will materially harm our business, results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the New York Stock Exchange on May 23, 2007. As of February 20, 2009 there were 29 holders of record under the trading symbol “RRR” of the common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our common stock is held of record in broker “street names”.

The following table sets forth the high and low sales price for the periods presented:

For the Year Ending December 31, 2008

	High	Low

First Quarter	$12.71	$9.46
Second Quarter	12.12	8.74
Third Quarter	11.40	8.66
Fourth Quarter	11.41	4.15

For the Year Ending December 31, 2007 (commencing May 23, 2007)

	High	Low

Second Quarter	$21.75	$17.91
Third Quarter	22.26	15.60
Fourth Quarter	17.51	10.00

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

Dividends of $8.0 million were declared and paid on the Series A Preferred Stock in the year ended December 31, 2006. The Series A Preferred Stock was retired in connection with the Recapitalization.

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

The following graph compares the cumulative total stockholders return on RSC Holdings Inc. common stock with the Russell 2000 index and a peer group. The peer group consists of 16 companies that have the same standard industrial classification code (“SIC”) as RSC Holdings Inc. The SIC code description is 7359 — services-miscellaneous equipment rental & leasing. The results are based on an assumed $100 invested on May 23, 2007, the day our common stock began trading or April 30, 2007 in the index, including reinvestment of dividends, through December 31, 2008.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among RSC Holdings Inc, The Russell 2000 Index And A Peer Group

*	$100 invested on 5/23/07 in stock or 4/30/07 in index-including reinvestment of dividends. Fiscal year ended December 31.

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information and other operational data for our business. You should read the following information in conjunction with Item 7 of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
		($ in thousands, except per share data)

Consolidated statements of income data:
Revenues:
Equipment rental revenue	$1,567,254	$1,543,175	$1,368,712	$1,140,329	$984,517
Sale of merchandise	72,472	80,649	92,524	102,894	162,720
Sale of used rental equipment	125,443	145,358	191,652	217,534	181,486

Total revenues	1,765,169	1,769,182	1,652,888	1,460,757	1,328,723

Cost of revenues:
Cost of equipment rentals, excluding depreciation	692,613	640,992	591,241	528,071	495,210
Depreciation — rental equipment	317,504	295,248	253,379	212,325	192,323
Cost of merchandise sales	49,370	53,936	61,675	73,321	124,616
Cost of used rental equipment sales	90,500	103,076	145,425	173,276	147,131

Total cost of revenues	1,149,987	1,093,252	1,051,720	986,993	959,280

Gross profit	615,182	675,930	601,168	473,764	369,443

Operating expenses:
Selling, general and administrative	168,690	156,688	137,995	122,847	119,208
Management fees and recapitalization expenses(1)(2)	—	23,000	10,836	—	—
Depreciation and amortization — non-rental equipment and intangibles	49,567	46,226	38,783	33,776	32,641
Other operating gains, net	(1,010)	(4,850)	(6,968)	(4,836)	(5,708)

Total operating expenses, net	217,247	221,064	180,646	151,787	146,141

Operating income	397,935	454,866	420,522	321,977	223,302
Interest expense, net(3)	201,849	253,478	116,370	64,280	45,666
Other expense (income), net	658	(1,126)	(311)	(100)	(58)

Income before provision for income taxes	195,428	202,514	304,463	257,797	177,694
Provision for income taxes	72,939	79,260	117,941	93,600	66,717

Net income	$122,489	$123,254	$186,522	$164,197	$110,977

Preferred dividends	—	—	(7,997)	(15,995)	(15,995)

Net income available for common stockholders	$122,489	$123,254	$178,525	$148,202	$94,982

Weighted average shares outstanding used in computing net income per common share:
Basic(4)(5)	103,261	98,237	307,845	330,697	330,697

Diluted(4)(5)	103,740	99,632	307,845	330,697	330,697

Net income per common share:
Basic(4)(5)	$1.19	$1.25	$0.58	$0.45	$0.29

Diluted(4)(5)	$1.18	$1.24	$0.58	$0.45	$0.29

	Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Other financial data:
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	$367,071	$341,474	$292,162	$246,101	$224,964
Capital expenditures:
Rental	$258,660	$580,194	$721,258	$691,858	$419,900
Non-rental	15,319	20,674	28,592	4,641	33,490
Proceeds from sales of used equipment and non-rental equipment	(131,987)	(156,678)	(207,613)	(233,731)	(215,622)

Net capital expenditures	$141,992	$444,190	$542,237	$462,768	$237,768

Other operational data (unaudited):
Utilization(6)	70.1%	72.8%	72.0%	70.6%	67.7%
Average fleet age (months)	33	26	25	30	40
Same store rental revenues growth(7)	2.4%	11.1%	18.9%	17.6%	11.8%
Employees(8)	5,014	5,486	5,187	4,938	4,812
Original equipment fleet cost (in millions)(9)	$2,695	$2,670	$2,346	$1,975	$1,754
Consolidated balance sheet data:
Rental equipment, net	$1,766,978	$1,929,514	$1,738,670	$1,420,545	$1,127,481
Total assets	3,270,528	3,460,337	3,325,956	2,764,431	2,421,674
Debt	2,569,067	2,736,225	3,006,426	1,246,829	1,277,305
Total liabilities	3,227,408	3,504,435	3,760,589	1,950,625	1,758,982
Total stockholders’ equity (deficit)	43,120	(44,098)	(434,633)	813,806	662,692

(1)	In conjunction with the Recapitalization, we entered into a monitoring agreement whereby we would pay management fees of $1.5 million per quarter to the Sponsors. The management fee was terminated in connection with our initial public offering and a $20.0 million termination fee (also included in management fees) was paid.

(2)	The 2006 amount includes Recapitalization expenses of approximately $10.3 million for fees and expenses related to the consummation of the Recapitalization that were not otherwise capitalized or applied to stockholders’ equity.

(3)	Interest expense for the year ended December 31, 2007 includes a $4.6 million prepayment penalty related to the $230.7 million repayment of Senior Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment.

(4)	Weighted average shares outstanding were significantly reduced in 2007 as a result of our Recapitalization.

(5)	For purposes of calculating basic and diluted net income per common share, net income has been adjusted for preferred stock dividends.

(6)	Utilization is defined as the average aggregate dollar value of equipment rented by customers (based on original rented equipment cost) for the relevant period divided by the average aggregate dollar value of all equipment (based on original equipment cost) for the relevant period.

The following table shows the calculation of utilization for each period presented.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Average aggregate dollar value of all equipment (original cost)	$2,731.2	$2,535.7	$2,197.8	$1,861.1	$1,779.0
Average aggregate dollar value of equipment on rent	1,913.9	1,844.9	1,582.8	1,314.7	1,205.1
Utilization	70.1%	72.8%	72.0%	70.6%	67.7%

(7)	Same store rental revenue growth is calculated as the year over year change in rental revenue for locations that are open at the end of the period reported and have been operating under our direction for more than 12 months.

(8)	Employee count is given as of the end of the period indicated and the data reflects the actual head count as of each period presented.

(9)	Original Equipment Fleet Cost (“OEC”) is defined as the original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources are assigned comparable OEC dollar value at the time of purchase.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest equipment rental providers in North America. We operate through a network of 464 rental locations across 11 regions in 40 U.S. states and 3 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. During the year ended December 31, 2008, we serviced approximately 350,000 customers primarily in the non-residential construction and industrial or non-construction, markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations.

For the twelve months ended December 31, 2008, 2007 and 2006, we generated approximately 88.8%, 87.2% and 82.8% of our revenues from equipment rentals, respectively, and we derived the remaining 11.2%, 12.8% and 17.2% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.

The following table summarizes our total revenues, income before provision for income taxes and net income for the twelve months ended December 31, 2008, 2007 and 2006 (in 000s):

	Years Ended December 31,
	2008	2007	2006

Total revenues	$1,765,169	$1,769,182	$1,652,888
Income before provision for income taxes	195,428	202,514	304,463
Net income	122,489	123,254	186,522

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

	Years Ended December 31,
	2008	2007	2006

Adjusted EBITDA (in millions)(a)	$768.0	$823.6	$725.6
Utilization(b)	70.1%	72.8%	72.0%
Average fleet age (months)	33	26	25
Original equipment cost (in millions)(c)	$2,695	$2,670	$2,346

(a)	Defined as consolidated net income before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation, management fees and recapitalization expenses. Adjusted EBITDA is not a recognized measure under Generally Accepted Accounting Principles (“GAAP”). See reconciliation between net income and adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as average dollar value of equipment rented by customers (based on original equipment cost) for the relevant period divided by the aggregate dollar value of all equipment (based on original cost) for all equipment.

(c)	Defined as original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable original equipment cost (“OEC”) dollar value at the time of purchase.

During the twelve months ended December 31, 2008, our adjusted EBITDA decreased $55.6 million, or 6.8%, from $823.6 million in 2007 to $768.0 million in 2008. The decrease was driven by lower rental rates, increases in cost of equipment rentals and selling, general and administrative expenses as well as decreases in revenues from the sale of used equipment.

During the twelve months ended December 31, 2008, our utilization decreased 270 basis points, as compared to the same prior year period. The decrease in the twelve month period was primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market.

Average fleet age at December 31, 2008 was 33 months, up 27%, from 26 months at December 31, 2007. The 2008 increase resulted from reductions in both capital expenditures and the sale of used rental equipment. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.

Original equipment cost at December 31, 2008 was $2,695 million, up 1%, from $2,670 million at December 31, 2007. The slight increase in 2008 is due primarily to our current year business acquisition discussed in the Recent Developments Section below.

For trends affecting our business and the markets in which we operate see “Business Environment and Outlook,” “Recent Developments” and “Factors Affecting our Results of Operations” each presented below and the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Business Environment and Outlook

Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction, markets. On a combined basis we currently derive approximately 96% of our rental revenues from these two markets.

Non-residential construction markets generated approximately 45% of our rental revenues during the year ended December 31, 2008. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. These trends worsened in the fourth quarter with demand and pricing falling below prior year levels. We expect demand to worsen in 2009, resulting in decreased fleet on rent and lower year-over-year pricing. Although we cannot predict the magnitude of these trends, the Architectural Billings Index (“ABI”) (produced by The American Institute of Architects) which is a leading economic indictor of construction activity, fell to an all time low in January 2009. It is estimated that architectural billings precede construction activity by nine to twelve months.

Our business with industrial or non-construction, customers, which accounted for approximately 50% of our rental revenues during the year ended December 31, 2008, is less exposed to cyclicality than the non-residential market as we tap into those customers’ maintenance, repairs and capital improvement budgets. We do not expect the industrial market to be affected as significantly as the non-residential market, although we expect this market to deteriorate in the first half of 2009.

We have responded to the economic slowdown by employing a number of operational measures, which include the following:

•	Closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	Expanding and diversifying our presence in industrial or non-construction, markets, which tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	Minimizing capital expenditures;

•	Reducing headcount;

•	Maximizing the utilization of our rental equipment by divesting excess fleet;

•	Utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our Senior ABL Revolver; and

•	Implementing cost reduction measures throughout our business.

Store Closures

As part of our disciplined approach to managing our operations we actively identify locations with operating margins that consistently fall below our performance standards. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the year ended December 31, 2008, we closed or consolidated 43 locations. In connection with these store closures we recorded charges of approximately $8.5 million in 2008.

Industrial Presence

Industrial or non-construction, markets provide a less cyclical rental base than construction markets since our rental equipment is used primarily for maintenance and repair programs. During 2008, we undertook a number of initiatives with the intent of expanding the scope and depth of our presence in industrial or non-construction, markets. These efforts include the hiring of industrial sales professionals, the expansion of our product offering to meet a wider array of industrial or non-construction, customer needs, the transfer of fleet from primarily construction to industrial or non-construction, locations and the opening of new locations with a bias towards industrial or non-construction, markets. Due in part to these efforts, our industrial or non-construction, revenues grew by approximately 7% in 2008 as compared to 2007.

Capital Expenditures

As noted above, the average age of our fleet was 33 months at December 31, 2008. In light of the recent slowdown in the non-residential construction market, we reduced our net capital expenditures in the twelve months ended December 31, 2008 versus 2007, which totaled $142.0 million and $444.2 million, respectively, thereby enabling us to maximize cash flow. We plan to continue this strategy of slowing capital expenditures during 2009.

Fleet Utilization

Fleet utilization declined during 2008 due primarily to a weakening of demand in the non-residential construction market that began in the second quarter of 2008. In an effort to mitigate competitive pressures on utilization and pricing brought on by the weakened demand, we began aggressively divesting excess fleet during the latter part of 2008. We plan to continue our de-fleeting efforts during 2009 to adjust to market conditions.

Cash Flow

As a result of our deliberate efforts to reduce capital expenditures during 2008, we were able to generate significant cash flow. After consideration of our replacement capital expenditure and working capital needs, our cash flow was used to pay down the outstanding balances of our senior ABL revolving credit facility and other debt obligations. During 2008 we made net repayments on our Senior ABL Revolver of $145.6 million and net repayments of $40.6 million on other debt obligations. Cash flow generated during 2009 is also expected to be used for further debt reduction.

Recent Developments

Divisional Reorganization

In August 2008, we streamlined our operations by reorganizing our operating regions into two geographic divisions. These operating regions were previously organized into three geographic divisions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by an executive management team, which includes the divisional senior vice presidents.

Acquisition Activity

On July 11, 2008, we acquired certain rights and assets from FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”) pursuant to the terms of an asset purchase agreement. The acquisition, which consists primarily of rental fleet and three existing operations in Rhode Island, Massachusetts and Connecticut, enabled us to establish a presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $33.2 million in cash and $0.2 million of liabilities assumed, subject to certain post-close adjustments.

Factors Affecting Our Results of Operations

Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction, markets. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

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

The Recapitalization

Structure of the Recapitalization

In November 2006 we underwent a Recapitalization. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding common stock from ACF for (i) $3,345 million, as adjusted on the Recapitalization Closing Date and on March 9, 2007, (ii) the right to receive up to $400 million aggregate principal amount of contingent earn-out notes by Atlas, based on adjusted EBITDA thresholds, and (b) the $500 million cash equity investment in RSC Holdings by the Sponsors, less a partial return of equity to the Sponsors of $40.0 million, in exchange for a portion of the issued and outstanding common stock of RSC Holdings. Because we did not meet the adjusted EBITDA thresholds, contingent notes will not be issued. Immediately after the Recapitalization, Ripplewood and Oak Hill each owned 42.7% of RSC Holdings’ issued and outstanding capital stock and ACF owned 14.5% of RSC Holdings’ issued and outstanding capital stock.

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

Results of Operations

Revenues:

•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represents sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.

Cost of revenues:

•	Cost of equipment rentals, excluding depreciation, consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation — rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of merchandise sales represents the costs of acquiring those items.

•	Cost of used rental equipment sales represents the net book value of rental equipment at the date of sale.

Selling, general and administrative costs primarily includes sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.

Other operating gains, net are gains and losses resulting from the disposition of non-rental assets. Other operating gains and losses represent the difference between proceeds received upon disposition of non-rental assets (if any) and the net book value of the asset at the time of disposition.

For trends affecting our business and the markets in which we operate see “— Factors Affecting Our Results of Operations” above and also “Risk Factors — Risks Related to Our Business” in Part I, Item 1A of this Annual Report.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The following table sets forth for each of the periods indicated certain of our consolidated statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of
			Revenue
			Twelve Months
	Twelve Months Ended		Ended
	December 31,		December 31,		Increase (Decrease)
	2008	2007	2008	2007	2008 Versus 2007

Revenues:
Equipment rental revenue	$1,567,254	$1,543,175	88.8%	87.2%	$24,079	1.6%
Sale of merchandise	72,472	80,649	4.1	4.6	(8,177)	(10.1)
Sale of used rental equipment	125,443	145,358	7.1	8.2	(19,915)	(13.7)

Total revenues	1,765,169	1,769,182	100.0	100.0	(4,013)	(0.2)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	692,613	640,992	39.2	36.2	51,621	8.1
Depreciation — rental equipment	317,504	295,248	18.0	16.7	22,256	7.5
Cost of merchandise sales	49,370	53,936	2.8	3.0	(4,566)	(8.5)
Cost of used rental equipment sales	90,500	103,076	5.1	5.8	(12,576)	(12.2)

Total cost of revenues	1,149,987	1,093,252	65.1	61.8	56,735	5.2

Gross profit	615,182	675,930	34.9	38.2	(60,748)	(9.0)

Operating expenses
Selling, general and administrative	168,690	156,688	9.6	8.9	12,002	7.7
Management fees and recapitalization expenses	—	23,000	—	1.3	(23,000)	—
Depreciation and amortization — non-rental equipment and intangibles	49,567	46,226	2.8	2.6	3,341	7.2
Other operating gains, net	(1,010)	(4,850)	(0.1)	(0.3)	3,840	(79.2)

Total operating expenses, net	217,247	221,064	12.3	12.5	(3,817)	(1.7)

Operating income	397,935	454,866	22.5	25.7	(56,931)	(12.5)
Interest expense, net	201,849	253,478	11.4	14.3	(51,629)	(20.4)
Other expense (income), net	658	(1,126)	0.0	(0.1)	1,784	(158.4)

Income before provision for income taxes	195,428	202,514	11.1	11.4	(7,086)	(3.5)
Provision for income taxes	72,939	79,260	4.1	4.5	(6,321)	(8.0)

Net income	$122,489	$123,254	6.9%	7.0%	$(765)	(0.6)

Total revenues decreased $4.0 million, or 0.2%, from $1,769.2 million for the year ended December 31, 2007 to $1,765.2 million for the year ended December 31, 2008. Equipment rental revenue increased $24.1 million, or 1.6%, from $1,543.2 million for the year ended December 31, 2007 to $1,567.3 million for the year ended December 31, 2008. The increase in equipment rental revenue is primarily due to a $40.3 million increase in rental volume, which includes the impact of the additional revenue generated from the AER acquisition previously described. This increase was offset by a decrease of $16.1 million, or 1.1% decrease, in rental rates.

Sale of merchandise revenues decreased $8.1 million, or 10.0%, from $80.6 million for the year ended December 31, 2007 to $72.5 million for the year ended December 31, 2008. The decrease is due primarily to a decline in volume, which was driven by a reduction in customer traffic. The reduction in customer traffic is due to an increase in store closures during 2008 combined with a decline in the number of cash customers.

Revenues from the sale of used rental equipment decreased $20.0 million, or 13.8%, from $145.4 million for the year ended December 31, 2007 to $125.4 million for the year ended December 31, 2008. During the nine months ended September 30, 2008, we took advantage of our young and well-maintained fleet and deliberately slowed sales of used equipment, thereby reducing our need to replace existing rental equipment. During the fourth quarter of 2008, we accelerated sales of used equipment in response to a fourth quarter drop in rental demand that was greater than the normal seasonal decline. Used rental equipment sales were $39.4 million in the fourth quarter of 2008 compared to $39.3 million in the fourth quarter of 2007.

Cost of equipment rentals, excluding depreciation, increased $51.6 million, or 8.0%, from $641.0 million for the year ended December 31, 2007 to $692.6 million for the year ended December 31, 2008. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased to 44.2% for the year ended December 31, 2008, compared to 41.5% for the year ended December 31, 2007. The increase in cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues was attributable to increases in fuel costs, wages and benefits, equipment service and maintenance, one time costs associated with store closures and the increase in equipment rental volume previously discussed. One time costs associated with store closures include severance and benefits, freight charges to relocate fleet, costs to terminate operating leases prior to the end of their lease term and costs that will continue to be incurred under operating leases that have no future economic benefit.

Depreciation of rental equipment increased $22.3 million, or 7.6%, from $295.2 million for the year ended December 31, 2007 to $317.5 million for the year ended December 31, 2008. As a percent of equipment rental revenues, depreciation increased from 19.1% in the year ended December 31, 2007 to 20.3% in the year ended December 31, 2008. The increase in depreciation on rental equipment is due to an increase in the average value of our fleet at original costs during 2008 as compared with 2007.

Cost of merchandise sales decreased $4.5 million, or 8.3%, from $53.9 million for the year ended December 31, 2007 to $49.4 million for the year ended December 31, 2008. The decrease corresponds with the decrease in merchandise sales revenue previously noted, as well as by an increase in the cost of freight and an increase in the provision for inventory shrinkage. The gross margin for merchandise sales decreased from 33.1% for the year ended December 31, 2007 to 31.9% for the year ended December 31, 2008 due to increases in freight and our provision for shrinkage.

Cost of used rental equipment sales decreased $12.6 million, or 12.2%, from $103.1 million for the year ended December 31, 2007 to $90.5 million for the year ended December 31, 2008. The decrease is primarily due to the 13.8% decrease in sales of used rental equipment for the year ended December 31, 2008 discussed previously. Gross margin for the sale of used rental equipment decreased from 29.1% for the year ended December 31, 2007 to 27.9% for the year ended December 31, 2008. The lower margin was due primarily to a decline in price of used rental equipment brought on by weakening demand in the fourth quarter of 2008.

Selling, general and administrative expenses increased $12.0 million, or 7.7%, from $156.7 million for the year ended December 31, 2007 to $168.7 million for the year ended December 31, 2008. This increase is primarily due to costs associated with increased infrastructure expenditures to support our status as a publicly traded company, costs associated with personnel changes such as severance and recruiting, and an increase in the provision for doubtful accounts. Selling, general and administrative expenses increased as a percentage of total revenues from 8.9% for the year ended December 31, 2007 to 9.6% for the year ended December 31, 2008. The increase as a percentage of revenues is primarily due to costs associated with increased infrastructure costs. In addition, revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business.

Depreciation and amortization of non-rental equipment and intangibles increased $3.4 million, or 7.4%, from $46.2 million for the year ended December 31, 2007 to $49.6 million for the year ended December 31, 2008. The increase is primarily due to an initiative to replace older sales and delivery vehicles, beginning in 2006 and continuing through 2008, as well as a larger rental fleet requiring additional support vehicles.

Other operating gains, net were $1.0 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively. The $3.9 million decrease in 2008 versus 2007 was primarily attributable to a reduction in the number of non-rental vehicles sold. During 2008 we continued an initiative that began during 2006 to sell and replace older sales and delivery vehicles. In addition, we recognized $1.3 million of losses in 2008 due to the write-off of leasehold improvements associated with store closures.

During the year ended December 31, 2007, we paid $23.0 million to the Sponsors under the monitoring agreement entered into on the Recapitalization Closing Date. Included in this amount is a fee of $20.0 million paid to the Sponsors on May 29, 2007, in connection with the termination of this agreement.

Interest expense, net decreased $51.7 million, or 20.4%, from $253.5 million for the year ended December 31, 2007 to $201.8 million for the year ended December 31, 2008. The decrease is primarily due to lower debt levels and interest rates during 2008. In addition, interest expense for the year ended December 31, 2007 included the payment of a $4.6 million prepayment penalty related to our $230.7 million repayment of Senior Term Facility debt and the expensing of $5.0 million of deferred financing costs associated with the Senior Term Facility debt that was repaid.

The provision for income tax decreased $6.4 million, or 8.1%, from $79.3 million for the year ended December 31, 2007 to $72.9 million for the year ended December 31, 2008. The decrease was due primarily to a decrease in pre-tax profits for the year ended December 31, 2008 compared to the year ended December 31, 2007 and secondarily to a benefit of $3.2 million, which resulted from lower than estimated Canadian and certain U.S. state tax rates and their application to our deferred tax liabilities. The decrease in the effective tax rate from 39.1% in the year ended December 31, 2007 to 37.3% in the year ended December 31, 2008 was due primarily to the non-recurring benefit described above.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table sets forth for each of the periods indicated certain of our consolidated statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of
			Revenue
			Twelve Months
	Twelve Months Ended		Ended
	December 31,		December 31,		Increase (Decrease)
	2007	2006	2007	2006	2007 Versus 2006

Revenues:
Equipment rental revenue	$1,543,175	$1,368,712	87.2%	82.8%	$174,463	12.7%
Sale of merchandise	80,649	92,524	4.6	5.6	(11,875)	(12.8)
Sale of used rental equipment	145,358	191,652	8.2	11.6	(46,294)	(24.2)

Total revenues	1,769,182	1,652,888	100.0	100.0	116,294	7.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	640,992	591,241	36.2	35.8	49,751	8.4
Depreciation — rental equipment	295,248	253,379	16.7	15.3	41,869	16.5
Cost of merchandise sales	53,936	61,675	3.0	3.7	(7,739)	(12.5)
Cost of used rental equipment sales	103,076	145,425	5.8	8.8	(42,349)	(29.1)

Total cost of revenues	1,093,252	1,051,720	61.8	63.6	41,532	3.9

Gross profit	675,930	601,168	38.2	36.4	74,762	12.4

Operating expenses
Selling, general and administrative	156,688	137,995	8.9	8.3	18,693	13.5
Management fees and recapitalization expenses	23,000	10,836	1.3	0.7	12,164	112.3
Depreciation and amortization — non-rental equipment	46,226	38,783	2.6	2.3	7,443	19.2
Other operating gains, net	(4,850)	(6,968)	(0.3)	(0.4)	2,118	(30.4)

Total operating expenses, net	221,064	180,646	12.5	10.9	40,418	22.4

Operating income	454,866	420,522	25.7	25.4	34,344	8.2
Interest expense, net	253,478	116,370	14.3	7.0	137,108	117.8
Other income, net	(1,126)	(311)	(0.1)	—	(815)	262.1

Income before provision for income taxes	202,514	304,463	11.4	18.4	(101,949)	(33.5)
Provision for income taxes	79,260	117,941	4.5	7.1	(38,681)	(32.8)

Net income	$123,254	$186,522	7.0%	11.3%	$(63,268)	(33.9)

Total revenues increased $116.3 million, or 7.0%, from $1,652.9 million for the year ended December 31, 2006 to $1,769.2 million for the year ended December 31, 2007. Equipment rental revenue increased $174.5 million, or 12.7%, from $1,368.7 million for the year ended December 31, 2006 to $1,543.2 million for the year ended December 31, 2007. The increase in equipment rental revenue is primarily the result of a $159.4 million, or 11.6%, increase in rental volume and a $9.9 million, or 0.7%, increase in rental rates.

Sale of merchandise revenues decreased $11.9 million, or 12.9%, from $92.5 million for the year ended December 31, 2006 to $80.6 million for the year ended December 31, 2007 primarily as a result of our continued focus on items that provide higher margins and complement our core rental activity.

Revenues from the sale of used rental equipment decreased $46.3 million, or 24.2%, from $191.7 million for the year ended December 31, 2006 to $145.4 million for the year ended December 31, 2007 as high rental demand and a young and well maintained fleet reduced our need to sell and replace existing equipment.

Cost of equipment rentals, excluding depreciation, increased $49.8 million, or 8.4%, from $591.2 million for the year ended December 31, 2006 to $641.0 million for the year ended December 31, 2007, due primarily to a corresponding increase in equipment rental volume, with a 12.7% increase in equipment rental revenues for the same period. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 43.2% to 41.5% for the year ended December 31, 2007 as compared to the prior year largely due to same store growth, which allows us to take advantage of existing infrastructure.

Depreciation of rental equipment increased $41.8 million, or 16.5%, from $253.4 million for the year ended December 31, 2006 to $295.2 million for the year ended December 31, 2007. As a percent of equipment rental revenues, depreciation increased from 18.5% in the year ended December 31, 2006 to 19.1% in the year ended December 31, 2007. The increase is due to our continued investment in fleet.

Cost of merchandise sales decreased $7.8 million, or 12.6%, from $61.7 million for the year ended December 31, 2006 to $53.9 million for the year ended December 31, 2007, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased 20 basis points from 33.3% for the year ended December 31, 2006 to 33.1% for the year ended December 31, 2007.

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

Selling, general and administrative expenses increased $18.7 million, or 13.6%, from $138.0 million for the year ended December 31, 2006 to $156.7 million for the year ended December 31, 2007. This increase is primarily due to increases in salesforce compensation of $9.3 million, increased infrastructure expenditures to support our status as a publicly traded company of $2.1 million and share-based compensation expense of $2.4 million. Selling, general and administrative expenses increased as a percentage of total revenues from 8.3% for the year ended December 31, 2006 to 8.9% for the year ended December 31, 2007. The increase as a percentage of revenues is primarily due to the growth in salesforce compensation which increased by a greater percentage than total revenues, as well as public company costs and share-based compensation. In addition revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business.

Depreciation and amortization of non-rental equipment increased $7.4 million, or 19.1%, from $38.8 million for the year ended December 31, 2006 to $46.2 million for the year ended December 31, 2007. The increase is primarily due to an initiative to replace older sales and delivery vehicles, beginning in 2006 and continuing through 2007.

Other operating gains, net were $4.9 million and $7.0 million for the years ended December 31, 2007 and 2006, respectively. The $2.1 million decrease in 2007 versus 2006 was attributable to a reduction in the number of non-rental vehicles sold. During 2007 we continued an initiative that began during 2006 to sell and replace older sales and delivery vehicles.

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

The provision for income tax decreased $38.6 million, or 32.7%, from $117.9 million for the year ended December 31, 2006 to $79.3 million for the year ended December 31, 2007, primarily due to a decrease in pre-tax profits for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

Our primary source of capital is cash generated by our rental operations, which includes cash received from the sale of used rental equipment, and secondarily from borrowings available under the revolving portion of our Senior ABL facilities. Our business is highly capital intensive, requiring significant investments in order to expand our fleet during periods of growth and smaller investments to maintain and replace our rental fleet during times of weakening rental demand.

As described in the Business Environment and Outlook section, we believe that demand for services in the non-residential construction market will further contract in 2009. This contraction is expected to result in a continued weakening of demand for rental equipment as well as increased downward pressure on rental rates. Despite these economic challenges, we believe the flexibility provided by our business model will enable us to minimize revenue losses and maximize cash flow from operations. Although the non-residential construction market is an important revenue generating market, we intend to mitigate the impact of this downturn by continuing to aggressively pursue maintenance and capital improvement opportunities with industrial or non-construction, customers. As a result of this strategy in 2008, our industrial or non-construction, revenues grew by approximately 7% as compared to 2007.

Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolver. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
		(In 000s)

Net cash provided by operating activities	$363,439	$504,940	$436,047
Net cash used in investing activities	(175,230)	(444,190)	(542,237)
Net cash (used in) provided by financing activities	(184,434)	(97,094)	145,246
Effect of foreign exchange rates on cash	(144)	195	(2)

Net increase (decrease) in cash and cash equivalents	$3,631	$(36,149)	$39,054

As of December 31, 2008, we had cash and cash equivalents of $13.7 million, an increase of $3.6 million from December 31, 2007. As of December 31, 2007, we had cash and cash equivalents of $10.0 million, a decrease of $36.1 million from December 31, 2006. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our senior ABL revolving credit facility.

Operating activities — Net cash provided by operating activities during the year ended December 31, 2008 consisted of net income of $122.5 million and non-cash items of $395.3 million offset by an increase in net operating assets of $154.4 million. The most significant change in net operating assets was the settlement of payables attributable to the purchase of rental equipment. For the year ended December 31, 2007, net cash provided by operating activities consisted of net income of $123.3 million, non-cash items of $351.4 million and a decrease in net operating assets of $30.2 million. For the year ended December 31, 2006, net cash provided by operating activities consisted of net income of $186.5 million and non-cash items of $304.5 million offset by an increase in net operating assets of $55.0 million.

Investing activities — Net cash used in investing activities during the year ended December 31, 2008 consisted of capital expenditures of $274.0 million and cash consideration paid in connection with the AER asset acquisition of $33.2 million. These expenditures were offset by proceeds received from the sale of rental and non-rental equipment of $132.0 million. Net cash used in investing activities during the year ended December 31, 2007 consisted of capital expenditures of $600.9 million. These expenditures were offset by proceeds received from the sale of rental and non-rental equipment of $156.7 million. Net cash used in investing activities during the year ended December 31, 2006 consisted of capital expenditures of $749.9 million. These expenditures were offset by proceeds received from the sale of rental and non-rental equipment of $207.6 million. Capital expenditures include the purchase of rental and non-rental equipment.

The significant decrease in net cash used in investing activities of $269.0 million during the year ended December 31, 2008 as compared to the same prior year period is attributable to a decrease in rental equipment expenditures. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The deceleration in the growth of rental revenue also reduced our need to purchase rental equipment in 2008. We intend to continue to reduce our capital expenditures during 2009.

Financing activities — During the year ended December 31, 2008 and the year ended December 31, 2007, we borrowed $240.4 million and $99.5 million, respectively, under the revolving portion of our Senior ABL Facilities. These borrowings were offset by repayments of $386.1 million and $150.3 million during the year ended December 31, 2008 and the year ended December 31, 2007, respectively. As a result of these net repayments, the outstanding balance on our Senior ABL Revolver decreased $146.7 million from $828.0 million at December 31, 2007 to $681.3 million at December 31, 2008. At December 31, 2008 the available borrowings under our Senior ABL Facilities totaled $621.3 million, up $147.3 million from $474.0 million at December 31, 2007. This increase was primarily due to the lower balance on our Senior ABL Revolver as well as a reduction in outstanding letters of credit which reduce our available borrowings. We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future.

Indebtedness

Senior ABL Facilities.  We have a senior secured asset-based credit facility with Deutsche Bank AG, New York Branch (“DBNY”), as administrative agent, Citicorp North America, Inc. (“Citigroup”), as syndication agent, and the other financial institutions party thereto from time to time. The facility consists of a $1,450 million revolving credit facility and a $250 million term loan facility. As of December 31, 2008, we had balances of $681.3 million on the revolving credit facility and $244.4 million on the term loan facility as well as $621.3 million available under the revolving credit facility. The revolving loans under the Senior ABL Facilities mature five years from the Recapitalization Closing Date. The term loans under the Senior ABL Facilities will mature six years from the Recapitalization Closing Date. The term loans under the Senior ABL Facilities amortize in equal quarterly installments of one percent of the aggregate principal amount thereof per annum until their maturity date. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Notes); engage in certain transactions with affiliates; make other investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. In addition, under the Senior ABL Facilities, upon excess availability falling below certain levels, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of any test period during any period set forth in the following table:

Consolidated
Fiscal Quarter Ending	Leverage Ratio

March 31, 2009	4.50:1.00
June 30, 2009	4.50:1.00
September 30, 2009	4.50:1.00
December 31, 2009	4.50:1.00
March 31, 2010 and at all times thereafter	4.25:1.00

Excess availability did not fall below the specified levels and we were not required to comply with the specified financial ratios and tests as of December 31, 2008. However, if the coverage ratio and leveraged ratio tests had been triggered by a reduction in excess availability under the Senior ABL Facilities as of December 31, 2008, we would have been in compliance with such financial ratios and tests. As of December 31, 2008, calculated in accordance with the agreement, our fixed charge coverage ratio was 2.52 to 1.00 and the leverage ratio was 3.25 to 1.00.

Senior Term Facility.  We have entered into a senior secured second-lien term loan facility with DBNY, as administrative agent, Citigroup, as syndication agent, General Electric Capital Corporation (“GECC”), as co-documentation agent and other financial institutions as party thereto from time to time. As of December 31, 2008, the balance of the Senior Term Facility was $899.3 million and no additional amounts are available to us under this facility. The Senior Term Facility matures seven years from the Recapitalization Closing Date. The term loans will not amortize. The Senior Term Facility contains a number of covenants substantially identical to, but no more restrictive than, the covenants contained in the Senior ABL Facilities. However, under the Senior Term Facility, the borrowers are not required to comply with covenants relating to borrowing base reporting or to specified financial maintenance covenants.

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

Liquidity

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements on indebtedness incurred in connection with the Recapitalization and from funding our costs of operations and capital expenditures. As of December 31, 2008, we had $2.6 billion of indebtedness outstanding, consisting primarily of $925.6 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes.

During the year ended December 31, 2008, we borrowed $240.4 million under the revolving portion of the Senior ABL Facilities and repaid $386.1 million. In addition, we repaid $2.5 million of the outstanding balance on the term loan portion of the Senior ABL Facility. The outstanding balance of the term loan portion of the Senior ABL Facility was $244.4 million at December 31, 2008. As of December 31, 2008, we had an outstanding balance of $681.3 million on the revolving portion of our Senior ABL Facilities and $621.3 million available for future borrowings. The available borrowings of $621.3 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements. The amount of available borrowings under our Senior ABL Facilities is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. Recent changes in our OLV resulted in a decrease in borrowing availability of approximately $200 million in January 2009. This decrease does not trigger a requirement that we comply with specified financial ratios and tests; however the decrease does not take into account other factors such as additional payments or borrowings on the revolving portion of the Senior ABL Facility.

The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We were in compliance with all applicable covenants as of December 31, 2008.

Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.

Outlook

We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Statement for Forward-Looking Information” and “Risk Factors” in Part I, Item 1A of this Annual Report.

In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2009. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our debt agreements limit our capacity to repurchase common stock or debt securities to $50 million in 2009.

Contractual Obligations

The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In millions)

Contractual Obligations
Debt(1)	$2,445.0	$2.5	$686.3	$1,136.2	$620.0
Capital Leases(1)	124.1	34.2	52.5	28.7	8.7
Interest on Debt and Capital Leases(2)	697.7	152.1	284.8	206.8	54.0
Operating Leases	200.6	53.3	83.7	40.9	22.7
Purchase Obligations(3)	2.3	2.3	—	—	—

Total	$3,469.7	$244.4	$1,107.3	$1,412.6	$705.4

(1)	Principal payments are reflected when contractually required, and no early paydowns are reflected.

(2)	Estimated interest for debt for all periods presented is calculated using the interest rate available as of December 31, 2008 and includes calculated payments due under our interest rate swap agreements as well as fees for the unused portion of our revolving credit facility. See Note 6 to our consolidated financial statements for additional information.

(3)	As of December 31, 2008, we had outstanding purchase orders with our equipment suppliers. These purchase orders, which were negotiated in the ordinary course of business, total approximately $2.3 million. Generally, these purchase orders can be cancelled by us with 30 days notice and without cancellation penalties.

As of December 31, 2008, we have $3.0 million of unrecognized tax benefits, including the associated interest and penalties, which are not covered by our indemnification agreement with Atlas. We do not expect to make cash payments related to this liability during the next twelve months. Beyond the next twelve months, timing of cash payments are uncertain and therefore no such payments are reflected in the above table.

Capital Expenditures

The table below shows rental equipment and property and non-rental equipment capital expenditures and related disposal proceeds received by year for 2008, 2007 and 2006.

	Rental Equipment			Property and Non-Rental Equipment
	Gross Capital	Disposal	Net Capital	Gross Capital	Disposal	Net Capital
	Expenditures	Proceeds	Expenditures	Expenditures	Proceeds	Expenditures
			(In millions)

2008	$258.7	$125.4	$133.3	$15.3	$6.5	$8.8
2007	580.2	145.4	434.8	20.7	11.3	9.4
2006	721.3	191.7	529.6	28.6	16.0	12.6

Adjusted EBITDA

As a supplement to the financial statements in this Annual Report, which are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), we also present Adjusted EBITDA. Adjusted EBITDA is generally net income before Recapitalization fees, management fees, other expenses (income) and certain other items including share-based compensation, net interest expense, provision for income taxes, depreciation and amortization. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, Adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use Adjusted EBITDA in addition to, and not as an alternative to, net income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate Adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies.

The table below provides reconciliation between net income, as determined in accordance with GAAP, and adjusted EBITDA:

	Years Ended December 31,
	2008	2007	2006
		(In 000s)

Net income	$122,489	$123,254	$186,522
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	367,071	341,474	292,162
Interest expense, net	201,849	253,478	116,370
Provision for income taxes	72,939	79,260	117,941

EBITDA	$764,348	$797,466	$712,995

Adjustments:
Share based compensation	2,993	4,298	2,061
Other expenses (income), net	658	(1,126)	(311)
Management fees	—	23,000	10,836

Adjusted EBITDA	$767,999	$823,638	$725,581

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 to our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

Rental Equipment

At December 31, 2008 and 2007, we have rental equipment of $1.8 billon and $1.9 billion, representing 54.0% and 55.8% of our total assets, respectively. We exercise judgment with regard to rental equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and salvage value and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets including those resulting from the sale of used rental equipment, whether a long-lived asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

Costs associated with the acquisition of rental equipment including those necessary to prepare an asset for its intended use are capitalized. Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefits to us or that extend the useful life of rental equipment are capitalized. We have factory-authorized arrangements for the refurbishment of certain types of rental equipment. Since refurbishments extend the assets’ useful lives, the cost of refurbishments are added to the assets’ net book value. The combined cost is then depreciated over 48 months irrespective of the remaining useful life prior to the time of refurbishment.

The useful lives that we assign to rental equipment represents the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. The range of estimated lives for rental equipment is one to ten years. We believe that the cost of our rental equipment expires evenly over time and we therefore depreciate these assets on a straight-line basis over their useful lives. The salvage value that we assign to rental equipment represents the estimated residual value of assets at the end of their estimated useful life. Except for certain small dollar rental items, the salvage value that we assign to new rental equipment is 10% of cost while the salvage value of refurbished rental equipment is 10% of the asset’s net book value at the time of refurbishment plus the cost to refurbish. During 2008, we purchased $258.7 million of new rental equipment. Had we assigned a salvage value of zero to these assets we would have recognized $2.4 million of additional depreciation expense during 2008. Conversely, had we assigned a salvage value of 20% instead of 10% we would have recognized $2.4 million less depreciation expense during 2008.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). For assets to be held and used, we review for impairment whenever events or circumstances indicate that the carrying value of a long-lived asset (or an asset group) may not be recoverable. Recoverability is assessed by comparing the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, the asset is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset. Fair value is generally determined by estimates of discounted cash flows derived from a valuation technique. We recognized no impairment of long-lived assets in the years ended December 31, 2008, 2007 and 2006, respectively.

Reserve for Claims

Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. With the exception of pollution claims, this coverage was in effect for the years ended December 31, 2008, 2007 and 2006. The coverage for pollution claims has been in effect since the Recapitalization. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended. In accordance with this standard, our derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of our derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income to the extent that the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under SFAS 123(R) we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. Generally, equity instruments granted to our employees vest in equal increments over a four-year service period from the date of grant. The grant date fair value of the award, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For the years ending December 31, 2008, 2007 and 2006, we recognized share-based compensation expense of $3.0 million, $4.3 million and $2.1 million, respectively.

In 2008, we granted 2.0 million stock options with a total fair value of $7.0 million. In 2007, we granted 0.7 million stock options with a total fair value of $3.7 million. The grant date fair value of these options was estimated using a Black-Scholes pricing model, which takes into account the following six factors: (1) the current price of the underlying stock on the date of grant, (2) the exercise price of the option, (3) the expected dividend yield, (4) the expected volatility of the underlying stock over the option’s expected life, (5) the expected term of the option, and (6) the risk-free interest rate during the expected term of the option. Of these factors, we exercise judgment with regard to selecting both the expected volatility of the underlying stock and the expected life of the option. Expected volatility is estimated through a review of our historical stock price volatility and that of our competitors, adjusted for future expectations. The expected term of the options is estimated using expected term data disclosed by comparable companies and through a review of other factors expected to influence behavior such as expected volatility. Additionally, we determined that the expected term should be analyzed using two groupings of options holders for valuation purposes. We also exercise judgment with regard to estimating the number of awards that are expected to vest, which is based on historical experience adjusted for future expectations. For options granted during 2008 we used an average volatility factor of 51.1% and an average expected term of 4.4 years. The estimated forfeiture rate on options granted during 2008 was 7.5%. Changes in assumptions used can materially affect the fair value estimates. For awards granted in 2008, a 10% increase in volatility would have resulted in a $0.6 million, or 8.6% increase, in fair value. A 10% increase in the expected term assumption would have resulted in a $0.3 million, or 4.3% increase, in fair value. A 10% increase in both the volatility factor and the expected term assumption would have resulted in a $0.9 million, or 12.8% increase, in fair value. Although a change in the expected term would necessitate other changes since the risk-free interest rate and volatility assumptions are specific to the term, we did not attempt to adjust those assumptions for purposes of the above sensitivity analysis.

Business Combinations

We account for business combinations in accordance with SFAS No. 141, “Business Combinations”, (“SFAS 141”) and SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, (“SFAS 142”). Under SFAS 141, a business acquisition is recorded by allocating the cost of the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets, including the amount assigned to identifiable intangible assets. The determination of the fair value of assets acquired and liabilities assumed as part of the AER acquisition, which was consummated in July 2008, required us to make certain fair value estimates, primarily related to receivables, inventory, rental equipment and intangible assets. These estimates require significant judgment and include a variety of assumptions in determining the fair value of the assets acquired and liabilities assumed including current replacement cost for similar assets, estimated future cash flows and growth rates. We recorded goodwill of $8.6 million and other identifiable intangible assets of $4.9 million in connection with the AER acquisition. Other identifiable intangible assets, which consist of customer relationships, noncompete covenants and a tradename, were valued at $3.1 million, $1.5 million and $0.3 million, respectively. The values assigned to the other identifiable intangibles are being amortized to expense over their estimated useful lives.

Goodwill

At December 31, 2008 and 2007, we had goodwill of $934.2 million and $925.6 million, respectively. In accordance with SFAS 142, goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. We perform our annual goodwill impairment test during the fourth quarter of our calendar year. The goodwill impairment test involves a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the fourth quarter of 2008, we evaluated our goodwill for impairment in accordance with the provisions of SFAS 142. In doing so, we estimated the fair value of our two reporting units through the application of an income approach valuation technique. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows resulting from the continued use and disposition of the reporting unit. The determination of fair value under the income approach requires significant judgment on our part. Our judgment is required in developing assumptions about revenue growth, changes in working capital, selling, general and administrative expenses, capital expenditures and the selection of an appropriate discount rate.

The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. These cash flows are discounted using a “market participant” weighted average cost of capital, which was estimated as 13.2% for our 2008 fourth quarter impairment review. This market participant rate is considerably higher than our estimated internal weighted average cost of capital. Based on our 2008 fourth quarter goodwill impairment test, the fair values of our reporting units were determined to exceed their respective carrying amounts. As such, it was not necessary for us to perform the second step of the annual impairment test. Had we instead determined the fair values of either or both reporting units were less than their respective carrying amounts, we believe the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of SFAS 142. Based on our analyses, there was no goodwill impairment recognized during the years ended December 31, 2008, 2007 and 2006. If during 2009 market conditions deteriorate and our outlook deteriorates from the projections we used in the 2008 goodwill impairment test, we may well have goodwill impairment during 2009. Goodwill impairment will not impact our debt covenants.

Revenue Recognition

We rent equipment primarily to the nonresidential construction and industrial or non-construction, markets. We record unbilled revenue for revenues earned in each reporting period, which have not yet been billed to the customer. Rental contract terms may be hourly, daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

We recognize revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.

Income Taxes

We are subject to federal income taxes and state income taxes in those jurisdictions in which we operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal and state tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

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

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations including Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). Under SFAS 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Provisions for deferred income taxes are recorded to the extent of withholding taxes and incremental taxes, if any, that arise from repatriation of dividends from those foreign subsidiaries where local earnings are not permanently reinvested. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the valuation allowance are made periodically based on our assessment of the recoverability of the related assets. Under FIN 48, we measure and record tax contingency accruals for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Benefits from a tax position are recognized in the financial statements if and when we determine that it is more likely than not that a tax position will be sustained upon examination. This assessment presumes the taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the financial statements is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As a matter of law, we are subject to examination by federal and state taxing authorities. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal and state tax regulations, both the IRS and the various state taxing authorities can take positions contrary to our position based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 as it applies to financial assets and liabilities and to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP 157-3 to provide additional clarification on the application of SFAS 157 to financial assets when the market for the financial asset is not active. In January 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157, as clarified by FSP 157-3, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141R, which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”),

SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008, which for us is the year beginning January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The principal impact to us is expanded disclosure requirements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk associated with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have a significant amount of debt under the Senior Credit Facilities with variable rates of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR”, or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, for the year ended December 31, 2008, our net interest expense would have increased by an estimated $11.8 million for the year ended December 31, 2008. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $20.6 million assuming a hypothetical increase of 1%.

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

We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap became effective on April 5, 2008 and is settled on a quarterly basis. Including the $700.0 million of the Senior Term Facility that was hedged as of December 31, 2008, 61% of our $2.6 billion of debt at December 31, 2008 has fixed rate interest.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In 2008 and 2007, 5.5% and 4.9%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2008, a 10% increase in this exchange rate would have increased net income by $1.3 million for the year ended December 31, 2008.

Inflation

The increased acquisition cost of rental equipment is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements required by this item are in Appendix F to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included herein.

Item 9B.	Other Information

On June 5, 2008, we filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, regarding the quality of our public disclosures.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be filed under this Item 10 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008.

The information required concerning our executive officers is contained in Part I, Item 1 of this Annual Report on 10-K under “Business — Management”.

Item 11.	Executive Compensation

The information required to be filed under this Item 11 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)	5,746,325	$7.72	4,023,859
Equity compensation plans not approved by security holders	—	—	—

Total	5,746,325	$7.72	4,023,859

(1)	Represents the RSC Holdings Inc. Amended and Restated Stock Incentive Plan.

(2)	The weighted-average exercise price does not include outstanding restricted stock units.

All other information required to be filed under this Item 12 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be filed under this Item 13 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required to be filed under this Item 14 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements: The consolidated financial statements of RSC Holdings Inc. are included as Appendix F of this Annual Report. See Index to Financial Statements on page F-1.

2. Exhibits: The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on February 25, 2009.

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

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2009

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2009

/s/ Denis Nayden Denis Nayden	Chairman of the Board, Director	February 25, 2009

/s/ Timothy Collins Timothy Collins	Director	February 25, 2009

/s/ Edward Dardani Edward Dardani	Director	February 25, 2009

/s/ Douglas Kaden Douglas Kaden	Director	February 25, 2009

/s/ Pierre Leroy Pierre Leroy	Director	February 25, 2009

Signature	Title	Date

/s/ Christopher Minnetian Christopher Minnetian	Director	February 25, 2009

/s/ John R. Monsky John R. Monsky	Director	February 25, 2009

/s/ James Ozanne James Ozanne	Director	February 25, 2009

/s/ Donald C. Roof Donald C. Roof	Director	February 25, 2009

/s/ Scott Spielvogel Scott Spielvogel	Director	February 25, 2009

/s/ Donald Wagner Donald Wagner	Director	February 25, 2009

RSC HOLDINGS INC.

ANNUAL REPORT ON 10-K

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2	.1(1)	Recapitalization Agreement, dated as of October 6, 2006, by and among by and among Atlas Copco AB, Atlas Copco Finance S.à.r.l., Atlas Copco North America Inc., RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC
3	.1(2)	Amended and Restated Certificate of Incorporation of RSC Holdings Inc.
3	.2(3)	Amended and Restated By-Laws of RSC Holdings Inc.
4	.1(4)	Indenture, dated as of November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC and Wells Fargo Bank, National Association
4	.2(5)	Registration Rights Agreement, dated November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and GE Capital Markets, Inc.
4	.3(6)	U.S. Guarantee and Collateral Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG, New York Branch, as collateral agent and administrative agent
4	.4(7)	Canadian Security Agreement, dated as of November 27, 2006, by and among Rental Service Corporation of Canada Ltd., Deutsche Bank AG, Canada Branch as Canadian collateral agent
4	.5(8)	Guarantee and Collateral Agreement, dated as of November 27, 2006, by and between RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch as collateral agent and administrative agent
4	.6(9)	Intercreditor Agreement, dated as of November 27, 2006, by and among RSC Holdings, II, LLC, RSC Holdings III, LLC, Rental Service Corporation, each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch as U.S. collateral agent under the first-lien loan documents and Deutsche Bank AG, New York Branch in its capacity as collateral agent under the second-lien loan documents
4	.7(10)	Amended and Restated Stockholders Agreement
4	.8(11)	Form of stock certificate
10	.1(12)+	Amended and Restated Stock Incentive Plan
10	.2(13)+	Form of Employee Stock Option Agreements
10	.3(14)+	Form of Employee Stock Subscription Agreements
10	.4(15)+	Form of Employment Agreement for executive officers
10	.5(16)	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP OO RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management and Atlas Copco Finance S.à.r.l.
10	.6(17)	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC
10	.7(18)	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western)
10	.8(19)	Second Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation
10	.9(20)+	RSC Holdings Inc. 2007 Annual Incentive Plan

10	.10(21)+	Form of Indemnification Agreement
10	.11(22)+	Form of Cost Reimbursement Agreement
10	.12(23)+	Form of Director Restricted Stock Unit Agreement
10	.13(24)	Executive Employment and Non competition Agreement by and between David Mathieson and RSC Holdings Inc. effective January 2, 2008
10	.14*	RSC Non-Qualified Deferred Compensation Savings Plan
21	.1*	List of Subsidiaries
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate

*	Filed Herewith

(1)	Incorporated by reference to Exhibit 2.1 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(2)	Incorporated by reference to Exhibit 3.1 to RSC Holdings Inc.’s Quarterly Report on Form 10-Q, dated August 2, 2007 (file no. 001-33485)

(3)	Incorporated by reference to Exhibit 3.2 to RSC Holdings Inc.’s Quarterly Report on Form 10-Q, dated August 2, 2007 (file no. 001-33485)

(4)	Incorporated by reference to Exhibit 4.1 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(5)	Incorporated by reference to Exhibit 4.2 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(6)	Incorporated by reference to Exhibit 4.5 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(7)	Incorporated by reference to Exhibit 4.6 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(8)	Incorporated by reference to Exhibit 4.7 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(9)	Incorporated by reference to Exhibit 4.8 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(10)	Incorporated by reference to Exhibit 4.7 to RSC Equipment Rental Inc.’s and RSC Holdings III, LLC’s Form S-4, dated July 16, 2007 (file no. 333-144625)

(11)	Incorporated by reference to Exhibit 4.10 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(12)	Incorporated by reference to Exhibit B to RSC Holdings Inc.’s definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2008 (file no. 001-33485)

(13)	Incorporated by reference to Exhibit 10.2 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(14)	Incorporated by reference to Exhibit 10.3 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(15)	Incorporated by reference to Exhibit 10.4 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(16)	Incorporated by reference to Exhibit 10.5 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(17)	Incorporated by reference to Exhibit 10.6 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644)

(18)	Incorporated by reference to Exhibit 10.7 to RSC Holdings Inc.’s Form S-1/A, dated March 27, 2007 (file no. 333-140644)

(19)	Incorporated by reference to Exhibit 10.8 to RSC Holdings Inc.’s Form S-1/A, dated March 27, 2007 (file no. 333-140644)

(20)	Incorporated by reference to Exhibit 10.9 to RSC Holdings Inc.’s Form S-1/A, dated April 18, 2007 (file no. 333-140644)

(21)	Incorporated by reference to Exhibit 10.10 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(22)	Incorporated by reference to Exhibit 10.11 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(23)	Incorporated by reference to Exhibit 10.12 to RSC Holdings Inc.’s Form S-1/A, dated May 21, 2007 (file no. 333-140644)

(24)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc.’s Current Report on 8-K, dated November 27, 2007 (file no. 001-33485)

INDEX TO FINANCIAL STATEMENTS

RSC HOLDINGS INC. AND SUBSIDIARIES

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Supplementary Financial Data:

The supplementary financial data of the Registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RSC Holdings Inc.:

We have audited the accompanying consolidated balance sheets of RSC Holdings Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSC Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes as of January 1, 2007, and its method of accounting for fair value measurements as of January 1, 2008 due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RSC Holdings Inc.:

We have audited RSC Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RSC Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on RSC Holdings Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RSC Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RSC Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 25, 2009

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$13,670	$10,039
Accounts receivable, net	285,000	284,570
Inventory	19,859	21,563
Rental equipment, net	1,766,978	1,929,514
Property and equipment, net	171,156	191,901
Goodwill and other intangibles, net	938,682	925,621
Deferred financing costs	46,877	55,660
Other assets	28,306	41,469

Total assets	$3,270,528	$3,460,337

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$109,542	$264,384
Accrued expenses and other liabilities	203,288	179,876
Debt	2,569,067	2,736,225
Deferred income taxes	345,511	323,950

Total liabilities	3,227,408	3,504,435

Commitments and contingencies
Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2007)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,373,326 shares issued and outstanding at December 31, 2008 and 103,147,575 shares issued and outstanding at December 31, 2007)	824,930	820,344
Accumulated deficit	(747,012)	(876,645)
Accumulated other comprehensive (loss) income	(34,798)	12,203

Total stockholders’ equity (deficit)	43,120	(44,098)

Total liabilities and stockholders’ equity (deficit)	$3,270,528	$3,460,337

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Equipment rental revenue	$1,567,254	$1,543,175	$1,368,712
Sale of merchandise	72,472	80,649	92,524
Sale of used rental equipment	125,443	145,358	191,652

Total revenues	1,765,169	1,769,182	1,652,888

Cost of revenues:
Cost of equipment rentals, excluding depreciation	692,613	640,992	591,241
Depreciation rental equipment	317,504	295,248	253,379
Cost of merchandise sales	49,370	53,936	61,675
Cost of used rental equipment sales	90,500	103,076	145,425

Total cost of revenues	1,149,987	1,093,252	1,051,720

Gross profit	615,182	675,930	601,168

Operating expenses:
Selling, general and administrative	168,690	156,688	137,995
Management fees and recapitalization expenses	—	23,000	10,836
Depreciation and amortization non-rental equipment and intangibles	49,567	46,226	38,783
Other operating gains, net	(1,010)	(4,850)	(6,968)

Total operating expenses, net	217,247	221,064	180,646

Operating income	397,935	454,866	420,522
Interest expense, net	201,849	253,478	116,370
Other expense (income), net	658	(1,126)	(311)

Income before provision for income taxes	195,428	202,514	304,463
Provision for income taxes	72,939	79,260	117,941

Net income	$122,489	$123,254	$186,522

Preferred dividends	—	—	(7,997)

Net income available for common stockholders	$122,489	$123,254	$178,525

Weighted average shares outstanding used in computing net income per common share:
Basic	103,261	98,237	307,845

Diluted	103,740	99,632	307,845

Net income per common share:
Basic	$1.19	$1.25	$0.58

Diluted	$1.18	$1.24	$0.58

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(DEFICIT) AND COMPREHENSIVE INCOME

									Accumulated
	Series A				New Common				Other
	Preferred Stock		Common Stock		Stock		Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Income	Income (Loss)	Total
	(In thousands, except share data)

Balance, January 1, 2006	154	$350,000	330,697,047	$1,114,577	—	$—	$(660,221)		$9,450	$813,806
Components of comprehensive income:
Net income	—	—	—	—	—	—	186,522	$186,522	—	186,522
Foreign currency translation adjustments	—	—	—	—	—	—	—	(666)	(666)	(666)

Total comprehensive income								$185,856

Cash dividends on Series A preferred stock	—	—	—	—	—	—	(7,997)		—	(7,997)
Capital contributions	—	—	—	2,909	—	4,730	—		—	7,639
Repurchase of shares in connection with the Recapitalization	(154)	(350,000)	(317,669,667)	(1,032,486)	—	—	(518,203)		—	(1,900,689)
Issuance of common stock in connection with the Recapitalization	—	—	76,633,189	460,000	—	—	—		—	460,000
Exchange of common stock for new common stock	—	—	(89,660,569)	(545,000)	89,660,569	545,000	—		—	—
Issuance of common stock to management	—	—	—	—	987,022	6,440	—		—	6,440
Share-based compensation	—	—	—	—	—	312	—		—	312

Balance, December 31, 2006	—	—	—	—	90,647,591	556,482	(999,899)		8,784	(434,633)

Components of comprehensive income:
Net income	—	—	—	—	—	—	123,254	$123,254	—	123,254
Foreign currency translation adjustments	—	—	—	—	—	—	—	12,914	12,914	12,914
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $6,071	—	—	—	—	—	—	—	(9,495)	(9,495)	(9,495)

Total comprehensive income	—	—	—	—	—	—	—	$126,673

Capital contributions	—	—	—	—	—	4,500	—		—	4,500
Issuance of common stock to public	—	—	—	—	12,500,000	255,064	—		—	255,064
Elimination of fractional shares	—	—	—	—	(16)	—	—		—	—
Share-based compensation	—	—	—	—	—	4,298	—		—	4,298

Balance, December 31, 2007	—	—	—	—	103,147,575	820,344	(876,645)		12,203	(44,098)

Components of comprehensive income:
Net income	—	—	—	—	—	—	122,489	$122,489	—	122,489
Foreign currency translation adjustments	—	—	—	—	—	—	—	(19,796)	(19,796)	(19,796)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $23,030	—	—	—	—	—	—	—	(27,205)	(27,205)	(27,205)

Total comprehensive income	—	—	—	—	—	—	—	$75,488

Issuance of common stock	—	—	—	—	225,751	1,471	—		—	1,471
Excess tax benefits, net	—	—	—	—	—	122	—		—	122
Recapitalization adjustment	—	—	—	—	—	—	7,144		—	7,144
Share-based compensation	—	—	—	—	—	2,993	—		—	2,993

Balance, December 31, 2008	—	$—	—	$—	103,373,326	$824,930	$(747,012)		$(34,798)	$43,120

See accompanying notes to consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$122,489	$123,254	$186,522
Adjustments to reconcile net income to net cash provided by operating activities:
Bonus expense paid by Atlas	—	—	4,730
Depreciation and amortization	367,071	341,474	292,162
Amortization of deferred financing costs	9,713	13,435	1,001
Share-based compensation expense	2,993	4,298	2,061
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(26,106)	(43,284)	(43,866)
Deferred income taxes	41,772	35,524	48,458
Excess tax benefits from share-based payment arrangements	(122)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,083)	(13,745)	(22,776)
Inventory	1,625	(2,844)	412
Other assets	(3,221)	(705)	414
Accounts payable	(153,183)	(1,414)	(67,885)
Accrued expenses and other liabilities	1,491	48,947	34,814

Net cash provided by operating activities	363,439	504,940	436,047

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(33,238)	—	—
Purchases of rental equipment	(258,660)	(580,194)	(721,258)
Purchases of property and equipment	(15,319)	(20,674)	(28,592)
Proceeds from sales of rental equipment	125,443	145,358	191,652
Proceeds from sales of property and equipment	6,544	11,320	15,961

Net cash used in investing activities	(175,230)	(444,190)	(542,237)

Cash flows from financing activities:
Cash consideration paid to Atlas	—	(17,995)	(3,254,921)
Net cash equity investment by Sponsors	—	—	460,000
Issuance of senior ABL facilities	—	—	1,124,000
Issuance of senior term facility	—	—	1,130,000
Issuance of senior notes	—	—	620,000
Proceeds from senior ABL revolver	240,437	99,457	4,291
Payments on senior ABL term revolver	(386,068)	(150,274)	—
Payments on senior ABL term loan	(2,500)	(2,500)	(625)
Payments on Senior Term Facility	—	(230,700)	—
Payments on capital leases and other debt	(38,102)	(39,030)	(33,010)
Net proceeds from affiliated debt	—	—	148,301
Deferred financing costs	(929)	(842)	(68,916)
Proceeds from stock issuances	1,471	255,064	6,440
Excess tax benefits from share-based payment arrangements	122	—	—
Cash dividends paid	—	—	(7,997)
Capital contributions from Atlas	—	4,500	2,909
Increase (decrease) in outstanding checks in excess of cash balances	1,135	(14,774)	14,774

Net cash (used in) provided by financing activities	(184,434)	(97,094)	145,246

Effect of foreign exchange rates on cash	(144)	195	(2)

Net increase (decrease) in cash and cash equivalents	3,631	(36,149)	39,054
Cash and cash equivalents at beginning of year	10,039	46,188	7,134

Cash and cash equivalents at end of year	$13,670	$10,039	$46,188

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,210	$218,488	$33,759
Cash paid for taxes, net of refunds	30,988	48,730	—
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$20,176	$52,320	$62,886
Acquisition of net assets of another company:
Assets, net of cash acquired	$33,421
Liabilities assumed	(183)

Net cash paid	$33,238

See accompanying notes to consolidated financial statements

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization

Business and Basis of Presentation

Description of Business

RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. For the year ended December 31, 2008, the Company generated approximately 89% of its revenues from equipment rentals, and it derived the remaining 11% of its revenues from sales of used equipment, merchandise and other related items.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of RSC Holdings Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. Each of the newly formed entities were created for legal, tax or other corporate purposes and have nominal assets. RSC Equipment Rental, Inc., along with its wholly owned subsidiary RSC Equipment Rental of Canada, Ltd., (collectively, “RSC”) is the surviving operating entity of RSC Holdings and is wholly owned by RSC Holdings III, LLC.

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

Included in the $76.0 million of liabilities assumed by ACAB, as noted in the above table, are amounts representing estimated federal and state income tax liabilities applicable to the “carve-out” entity less amounts that Atlas had charged the Company for income taxes prior to the Recapitalization Date. During the third quarter of 2008, the Company determined that it was not liable for approximately $7.1 million of this amount. The Company accounted for this adjustment as a true-up to the Recapitalization entry, by reducing income taxes payable with an offsetting decrease to stockholders’ deficit. See Note 12 for additional information.

In addition to the consideration noted above, the Company would have been required to issue contingent earn-out notes to Atlas pursuant to the Recapitalization Agreement if the Company achieved adjusted EBITDA thresholds (as defined in the Recapitalization Agreement) for the cumulative years ended December 31, 2006 and December 31, 2007, or the year ended December 31, 2008. The Company’s adjusted EBITDA did not meet the defined thresholds, and earn-out notes will not be issued.

In December 2006, the Company sold to certain of its officers, or trusts of which its officers were beneficiaries, RSC Holdings new common stock for an aggregate price of approximately $6.4 million.

Prior to the Recapitalization

Through November 26, 2006, the consolidated financial statements represent a carve-out of the activities of the Company as they relate to RSC. The consolidated financial statements exclude RSC’s Prime Energy division, which was retained by Atlas as part of the Recapitalization. The historical financial statements of the Company include investments in other consolidated or non-consolidated operations which are not included in these consolidated financial statements as such investments were retained by Atlas. The consolidated financial statements reflect indebtedness with an affiliate in which interest charged may not be reflective of rates and terms and conditions offered by a third party lender. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the period presented.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain amounts in the consolidated statements of income for the years ended December 31, 2007 and December 31, 2006 have been reclassified to conform with the current year presentation. These reclassifications were also made to the prior period unaudited quarterly financial data presented in Note 20. The Company believes the current presentation better reflects the nature of the underlying financial statement items. The reclassifications have no effect on operating income, net income or net income per common share and consist of the following:

Description	Previously Included In	Currently Included In

Warranty costs and related recoveries	Cost of merchandise sales	Cost of equipment rentals
Information technology datalines	Selling, general & administrative	Cost of equipment rentals
(Gains)/losses on non-rental equipment, net	Selling, general & administrative	Other operating gains, net

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $9.2 million and $6.8 million at December 31, 2008 and 2007, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company has determined the balance will not be collected. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

The Company’s customer base is large and geographically diverse. No single customer accounts for more than 2% of the Company’s total revenues for the year ended December 31, 2008 and more than 2% of the Company’s total revenues in the years ended December 31, 2007 and 2006, respectively. No single customer accounts for more

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 5% of total receivables at December 31, 2008 or December 31, 2007. Accounts receivable consist of the following at:

	December 31,
	2008	2007
	(In 000s)

Trade receivables	$276,547	$281,251
Other receivables	17,650	10,120
Less allowance for doubtful accounts	(9,197)	(6,801)

Accounts receivable, net	$285,000	$284,570

Included in other receivables at December 31, 2008 is $6.2 million related to insurance recoveries associated with hurricane damage to the Company’s rental equipment in 2008. The recoveries have been recognized to the extent of actual costs and losses and are characterized as an offset to the corresponding cost or loss within the consolidated statement of income. Any recoveries in excess of costs are considered gain contingencies and will be recognized upon receipt.

The following table summarizes activity for allowance for doubtful accounts(a):

	2008	2007	2006
	(In 000s)

Beginning balance at January 1,	$6,801	$5,662	$5,356
Provision for bad debt	8,146	5,653	5,076
Charge offs, net	(5,750)	(4,514)	(4,770)

Ending balance at December 31,	$9,197	$6,801	$5,662

(a)	To conform to current year presentation, the Company has excluded certain fully-reserved receivables from this schedule, with an offsetting reduction to gross accounts receivable. The Company believes the current presentation better reflects the nature of the underlying receivables.

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. The incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.

The Company has factory-authorized arrangements for the refurbishment of certain equipment. The Company continues to record depreciation expense while the equipment is out on refurbishment. The cost of refurbishment is added to the existing net book value of the asset. The combined cost is depreciated over 48 months.

The following table provides a breakdown of rental equipment at:

	December 31,
	2008	2007
	(In 000s)

Rental equipment	$2,751,093	$2,748,656
Less accumulated depreciation	(984,115)	(819,142)

Rental equipment, net	$1,766,978	$1,929,514

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease or life of the asset, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase productivity or extend the life of an asset are capitalized. Upon disposal, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in other operating gains, net.

Property and equipment consists of the following at:

	December 31,
	2008	2007
	(In 000s)

Leased equipment	$217,739	$215,988
Buildings and leasehold improvements	51,814	50,621
Non-rental machinery and equipment	39,500	37,546
Data processing hardware and purchased software	16,978	18,024
Furniture and fixtures	11,418	11,022
Construction in progress	2,722	4,600
Land and improvements	695	714

	340,866	338,515
Less accumulated depreciation and amortization	(169,710)	(146,614)

Property and equipment, net	$171,156	$191,901

Long-Lived Assets

Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows derived from a valuation technique. The Company recognized no impairment of long-lived assets in the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

Goodwill was $934.2 million and $925.6 million at December 31, 2008 and 2007, respectively. During the current year, the Company recorded $8.6 million of goodwill in conjunction with an acquisition. See Note 8 for additional information. In accordance with SFAS 142, goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. The Company performs its annual goodwill impairment test during the fourth quarter of its calendar year.

The goodwill impairment test involves a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the fourth quarter of 2008, the Company evaluated its goodwill for impairment in accordance with the provisions of SFAS 142. In doing so, the Company estimated the fair value of its two reporting units through the application of an income approach valuation technique. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows resulting from the continued use and disposition of the reporting unit. The determination of fair value under the income approach requires significant judgment by the Company. The Company’s judgment is required in developing assumptions about revenue growth, changes in working capital, selling, general and administrative expenses, capital expenditures and the selection of an appropriate discount rate.

The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. These cash flows are discounted using a “market participant” weighted average cost of capital, which was estimated as 13.2% for the Company’s 2008 fourth quarter impairment review. This market participant rate is considerably higher than the Company’s estimated internal weighted average cost of capital. Based on the Company’s 2008 fourth quarter goodwill impairment test, the fair values of the Company’s reporting units were determined to exceed their respective carrying amounts. As such, it was not necessary for the Company to perform the second step of the annual impairment test. If the fair values of either or both reporting units were determined to be less than their respective carrying amounts, the Company believes the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of SFAS 142. Based on the Company’s analyses, there was no goodwill impairment recognized during the years ended December 31, 2008, 2007 and 2006. If during 2009 market conditions deteriorate and the Company’s outlook deteriorates from the projections used in the 2008 goodwill impairment test, the Company may well have goodwill impairment during 2009. Goodwill impairment will not impact the Company’s debt covenants.

Intangible assets include other intangible assets acquired in conjunction with the acquisition which consisted of customer relationships, noncompete covenants and a tradename valued at $3.1 million, $1.5 million and $0.3 million respectively. The intangible assets will be amortized on a straight-line basis over a weighted average period of 7.1 years with estimated amortization expense for the next five years ranging from $0.5 million to $0.8 million. Amortization expense associated with intangibles was $0.4 million in 2008.

Reserves for Claims

The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million, respectively. With the exception of pollution claims, this coverage was in effect for the years ended December 31, 2008 and 2007. The coverage for pollution claims has been effective since the Recapitalization. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Income and losses that result from foreign currency transactions are included in earnings. The Company recognized $0.7 million of other expense, net for the year ended December 31, 2008 and $1.1 million and $0.3 million of other income, net for the years ended December 31, 2007 and 2006, respectively.

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

Comprehensive Income

The Company reports comprehensive income and accumulated other comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments and the highly effective portion of the changes in the fair value of designated cash flow hedges.

Fair Value of Financial Instruments

The fair value of a financial instrument as defined in SFAS 157 is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The carrying values of cash, accounts receivable and accounts payable approximate fair values due to the short maturity of these financial instruments.

The fair values of the Company’s Senior Notes are based on quoted market prices. The fair values of the Company’s Senior Facilities are estimated based on borrowing rates currently available to the Company for the debt with similar terms and maturities. The fair value of the capital leases approximate the carrying value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value.

See Note 6 for additional fair market information related to debt instruments and Note 9 for additional fair value information about other financial instruments.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company rents equipment primarily to the nonresidential construction and industrial or non-construction, markets. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

The Company recognizes revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.

The Company recognizes both net and gross re-rent revenue. The Company has entered into alliance agreements with certain suppliers whereby the Company will rent equipment from the supplier and subsequently re-rent such equipment to a customer. Under the alliance agreements, the collection risk from the end user is passed to the original supplier and revenue is presented on a net basis under the provisions of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. When no alliance agreement exists, re-rent revenue is presented on a gross basis.

Sales tax amounts collected from customers are recorded on a net basis.

Marketing and Advertising Costs

The Company advertises primarily through trade publications, calendars, yellow pages and in-store promotional events. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Qualifying cooperative advertising reimbursements under EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”) was $2.3 million, $2.1 million and $4.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. Marketing and advertising expense, net of qualifying cooperative advertising reimbursements under EITF 02-16, was $10.0 million, $10.0 million and $9.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. The Company’s income taxes as presented in the condensed consolidated financial statements for the period prior to the Recapitalization are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under ACAB’s ownership, RSC Holdings managed its tax position and remitted tax payments for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed or does follow as a stand-alone company. Tax payments were not made for the Company on a stand-alone basis prior to the Recapitalization.

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), as interpreted by FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under SFAS 109, deferred income taxes reflect the tax consequences of differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the deferred income tax valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

Consideration Received from Vendors

The Company receives money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in EITF 02-16 are offset against advertising costs in the period in which the Company recognizes the incremental advertising cost. In situations when vendor consideration does not meet the criteria in EITF 02-16 to be offset against advertising costs, the Company considers the consideration to be a reduction in the purchase price of rental equipment acquired.

Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.

Share-Based Compensation

The Company recognizes stock-based compensation in accordance with SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 18 for further discussion.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 as it applies to financial assets and liabilities and to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP 157-3 to provide additional clarification on the application of SFAS 157 to financial assets when the market for the financial asset is not active. In January 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The partial adoption of SFAS 157, as clarified by FSP 157-3, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9 for additional information.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141R, which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008, which for the Company is the year beginning January 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.

(3)	Earnings per Share

Basic and diluted net income per common share is presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS 128”). In accordance with SFAS 128, basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities. Additionally, for purposes of calculating basic and diluted net income per common share, net income has been adjusted for preferred stock dividends.

The following table presents the calculation of basic and diluted net income per common share:

	Years Ended December 31,
	2008	2007	2006
	(In 000s except per share data)

Numerator:
Net income	$122,489	$123,254	$186,522
Less preferred dividends	—	—	(7,997)

Net income available for common stockholders	$122,489	$123,254	$178,525

Denominator:
Weighted average shares — basic	103,261	98,237	307,845
Employee stock options	479	1,395	—

Total weighted average shares — diluted	103,740	99,632	307,845

Net income per common share — basic	$1.19	$1.25	$0.58

Net income per common share — diluted	$1.18	$1.24	$0.58

Anti-dilutive options excluded	974	473	—

Weighted average shares outstanding were significantly reduced in 2007 as a result of our Recapitalization.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at:

	December 31,
	2008	2007
	(In 000s)

Compensation-related accruals	$35,330	$34,629
Accrued income and other taxes	28,473	46,328
Reserves for claims	37,157	35,580
Accrued interest payable	31,980	41,249
Interest rate swap liability	60,028	15,740
Other	10,320	6,350

Total	$203,288	$179,876

(5)	Closed Location Charges

The Company actively identifies locations with operating margins that consistently fall below the Company’s performance standards. Once identified, the Company continues to monitor these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is deployed to more profitable locations with higher demand.

During the years ended December 31, 2008 and December 31, 2007 the Company closed or consolidated 43 locations and 3 locations, respectively. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded charges for these location closures of approximately $8.5 million and $0.1 million in 2008 and 2007, respectively. These charges consist primarily of one-time termination benefits, costs to terminate operating leases prior to the end of their lease term and costs that will continue to be incurred under operating leases that have no future economic benefit to the Company. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to December 31, 2008, additional charges are possible to the extent that actual settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

Closed location charges by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related	Termination	Other Exit
	Costs(1)	Costs(2)	Costs(3)	Total

Closed location reserves at December 31, 2006	$(241)	$0	$0	$(241)
Charges incurred to close locations	(115)	(5)	0	(120)
Cash payments	154	5	0	159

Closed location reserves at December 31, 2007	(202)	0	0	(202)
Charges incurred to close locations	(6,380)	(1,303)	(866)	(8,549)
Cash payments	1,978	906	866	3,750

Closed location reserves at December 31, 2008	$(4,604)	$(397)	$0	$(5,001)

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Lease exit and other related costs are included within cost of equipment rentals in the consolidated statements of income. The cost associated with the write-off of leasehold improvements is included within other operating gains, net in the consolidated statements of income.

(2)	Employee termination costs primarily consist of severance payments and related benefits. These costs are included within cost of equipment rentals in the consolidated statements of income.

(3)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the consolidated statements of income.

(6)	Debt

Debt consists of the following at:

			December 31,
			2008
			Deferred		December 31,
	Interest		Financing		2007
	Rate(a)	Maturity Date	Costs	Debt	Debt
			(In 000s)

Senior ABL revolving credit facility	5.16%	Nov. 2011	$12,807	$681,268	$828,000
Senior ABL term loan	5.89%	Nov. 2012(b)	2,596	244,375	246,875
Senior Term Facility	7.29%	Nov. 2013	14,859	899,300	899,300
Senior Notes	9.50%	Dec. 2014	16,615	620,000	620,000
Capitalized lease obligations and other	0.38%	Various	—	124,124	142,050

Total			$46,877	$2,569,067	$2,736,225

(a)	Estimated interest rate presented is the effective interest rate as of December 31, 2008.

(b)	Installments of $0.6 million quarterly ($2.5 million annually) are due through maturity.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s):

2009	$36,690
2010	31,551
2011	707,214
2012	254,090
2013	910,809
Thereafter	628,713

Total	$2,569,067

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 the fair value of the Company’s debt was as follows (in 000s):

Fair Value

Senior ABL revolving credit facility	$613,141
Senior ABL term loan	191,834
Senior Term Facility	474,830
Senior Notes	341,000
Capitalized lease obligations and other	124,124

Total	$1,744,929

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

As of December 31, 2008, the Company had $621.3 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit. The Company will pay fees on the unused commitments of the lenders under the revolving loan facility; a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

The Senior ABL Facilities contain covenants that, among other things, limit or restrict the ability of the Company to incur indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; and make dividends and other restricted payments. In addition, under the Senior ABL Facilities, upon excess availability falling below $250 million the Company will become subject to more frequent and comprehensive reporting requirements and upon the excess availability falling below $170 million, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.75 to 1.00 in 2008, 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter. Excess availability did not fall below the specified levels and the Company was not required to comply with the specified financial ratios and tests as of December 31, 2008. As of December 31, 2008, calculated in accordance with the agreement, the Company’s fixed charge coverage ratio was 2.52 to 1.00 and the leverage ratio was 3.25 to 1.00.

The Company entered into an interest rate swap agreement in January 2008 covering a notional amount of debt totaling $250.0 million. The objective of the swap is to effectively hedge the cash flow risk associated with a portion of the Senior ABL revolving credit facility, which has a variable interest rate. See Note 7 for additional information.

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

In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with a portion of the Senior Term Facility, which has a variable interest rate. See Note 7 for additional information.

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

The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue preferred shares; pay dividends on or make other distributions in respect to capital stock or other restricted payments; make certain investments; and sell certain assets.

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

The Company continues to be in compliance with all applicable debt covenants as of December 31, 2008.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital leases.  Capital lease obligations consist of vehicle leases with periods expiring at various dates through 2016. The interest rate is the same for all units and is subject to change on a monthly basis. The interest rate for December 2008 was 0.38%.

Deferred financing costs.  Deferred financing costs are amortized through interest expense over the respective terms of the debt instruments using the effective interest method.

(7)	Derivative Instruments

The Company uses derivatives to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company entered into four forward-starting interest rate swap agreements in September 2007 under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.7%, and $200.0 million is for a three year period with a weighted average fixed interest of 4.6%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.

The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similar to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 1.5% at December 31, 2008. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.

The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the interest rate swap agreements is recorded in the consolidated balance sheet. The effective portion of the fair value of the interest rate swap agreements, net of income tax effects, is included in accumulated other comprehensive income (loss). The $60.0 million liability for the swap agreements is recorded in accrued expenses and other liabilities. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives are highly effective. The effective portion of the change in fair value is included in comprehensive income for the year ended December 31, 2008. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

(8)	Acquisition

On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). Although the Company does not consider the AER acquisition material, this footnote is included for informational purposes. The acquisition, which consists primarily of rental fleet and three existing operations in Rhode Island, Massachusetts and Connecticut, enabled the Company to establish a presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $33.4 million subject to certain post-close adjustments. The consideration consisted of $33.0 million of cash payments, $0.2 million of transaction costs and $0.2 million of liabilities assumed. The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, which totaled $8.6 million, has been allocated to goodwill. Any subsequent adjustments to the purchase price will be accounted for as a change in the purchase price consideration with a corresponding adjustment to goodwill. Other intangible

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired consist of customer relationships, non-compete agreements and the AER tradename, which were assigned fair values of $3.1 million, $1.5 million and $0.3 million, respectively. The results of operations for this acquisition, which are not material, have been included in the Company’s consolidated results of operations from the date of the acquisition. Given the immaterial nature of the acquired business and operations, the Company has omitted the pro-forma disclosures typically presented to disclose the impact of an acquired business on operations.

(9)	Fair Value

Measurements

As described in Note 2, the Company adopted SFAS 157 on January 1, 2008 except as it applies to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The requirements of SFAS 157 insofar as they apply to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis are effective for the Company in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows (in 000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	December 31,	for Identical	Inputs	Unobservable
	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Interest rate derivatives(a)	$60,028	$—	$60,028	$—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).

As of December 31, 2008, no financial assets were measured at fair value on a recurring basis, no financial assets or liabilities were measured at fair value on a nonrecurring basis and no nonfinancial assets or nonfinancial liabilities were measured at fair value on a recurring basis.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components as of December 31, 2008 were as follows:

			Accumulated Other
	Foreign Currency	Fair Market Value of	Comprehensive Income
	Translation	Cash Flow Hedge	(Loss)
		(In 000s)

Balance at December 31, 2007	$21,698	$(9,495)	$12,203
Foreign currency translation	(19,796)	—	(19,796)
Change in fair value of cash flow hedges, net of tax	—	(27,205)	(27,205)

Balance at December 31, 2008	$1,902	$(36,700)	$(34,798)

(11)	Common and Preferred Stock

Common Stock

In the Recapitalization, the Company initially repurchased 317,669,667 shares, or approximately 96.1%, of its outstanding shares of common stock (the “Repurchased Shares”), with Atlas retaining 13,027,380 shares of common stock. Subsequently, 241,036,478 shares of the Repurchased Shares were cancelled. The Company then sold the remaining 76,633,189 of the Repurchased Shares to the Sponsors for $500.0 million, net of a partial return of equity to the Sponsors of $40.0 million. As a result of these transactions, the Company had 89,660,569 shares of common stock outstanding, with the Sponsors holding 76,633,189 shares, or 85.5%, of the Company’s common stock, and Atlas retaining 13,027,380 shares, or 14.5%, of the Company’s shares of common stock. At December 31, 2008, the Sponsors each owned 33.6% of the Company and Atlas owned 10.5% of the Company.

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

Preferred Stock

The Company had 200 authorized shares of Series A preferred stock, of which 154 shares were issued and outstanding with an affiliate. Holders of the Series A preferred stock were entitled to receive dividends when

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared by the Board. Dividends of $8.0 million were paid for the year ending December 31, 2006. These shares were cancelled as part of the Recapitalization in November 2006. As part of the Recapitalization, the Board of Directors authorized 500,000 shares of new preferred stock, of which none were issued and outstanding at December 31, 2008.

(12)	Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In 000s)

Domestic federal:
Current	$18,441	$31,661	$53,412
Deferred	41,032	31,057	46,428

	59,473	62,718	99,840
Domestic state
Current	8,326	5,661	12,722
Deferred	1,583	3,132	739

Total domestic	69,382	71,511	113,301

Foreign federal:
Current	4,399	6,413	3,349
Deferred	(842)	1,336	1,291

Total foreign	3,557	7,749	4,640

	$72,939	$79,260	$117,941

Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of business. The Company’s income taxes as presented in the consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. The Company was required to assess its deferred tax assets (including net operating loss and alternative minimum tax loss carryforwards) and the need for a valuation allowance on a separate return basis, even though at December 31, 2008 and 2007 no such loss carryforwards existed at the RSC Holdings consolidated level, since those assets have been utilized by other members within the consolidated tax return. Upon the Company’s separation, as a result of the Recapitalization, those assets were treated as an intercompany balance and eliminated. This assessment required judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In 000s)

Computed tax at statutory tax rate	$68,400	$70,880	$106,562
Permanent items	1,017	793	875
State income taxes, net of federal tax benefit	8,076	7,152	12,559
Difference between federal statutory and foreign tax rate	(862)	(323)	(208)
Change in tax reserves	(489)	—	—
Change in estimated tax rates	(3,241)	—	—
Other	38	758	(1,847)

Provision for income taxes	$72,939	$79,260	$117,941

The Company’s investment in its foreign subsidiary is permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with APB Opinion 23, Accounting for Income Taxes — Special Areas, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Total undistributed earnings at December 31, 2008 and 2007 were $55.4 million and $43.7 million, respectively. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. A hypothetical calculation of the deferred tax liability assuming that earnings were repatriated is not practicable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at:

	December 31,
	2008	2007
	(In 000s)

Deferred tax assets:
Accruals	$27,481	$25,845
Federal tax benefit of state reserves	657	1,087
Deferred financing costs (derivative)	23,030	6,071
State credits	610	—

Total deferred tax assets	51,778	33,003

Deferred tax liabilities:
Intangibles	47,073	38,555
Capitalized leases	9,553	8,609
Property and equipment	331,707	303,326
Foreign	8,956	6,463

Total deferred tax liabilities	397,289	356,953

Net deferred tax liability	$345,511	$323,950

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2007 or state and local income tax examinations by tax authorities for years before 2004. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2003. In 2007, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for tax year 2006. During 2008 the IRS proposed certain adjustments to the Company’s tax positions. The result of these adjustments was that a payment of $2.0 million was made during 2008 to the federal and various state taxing authorities. The Company’s unrecognized tax benefits and accrued interest and penalties were decreased by approximately $11.9 million and $2.6 million respectively during 2008 as a result of the settlement of the proposed IRS adjustments. Furthermore, the Company released an additional $4.0 million and $1.6 million unrecognized tax benefits and accrued interest and penalties, respectively, due to the lapse of statute of limitations. Furthermore, the Company added $0.9 million in expense for new uncertain tax positions. In addition, the Company’s Canadian operating subsidiary is currently under examination for tax years 2003 through 2005.

Unrecognized
Tax Benefits
(In millions)

Balance at January 1, 2008	$21.8
Additions based on tax positions related to the current year	0.9
Reductions for tax positions related to prior years — Settlements	(11.9)
Reductions for tax positions related to prior years — Statute Limitations Lapse	(4.0)

Balance at December 31, 2008	$6.8

The total amount of unrecognized tax benefits under the provisions of FIN 48 as of December 31, 2008 and as of December 31, 2007 was approximately $6.8 million and $21.8 million, respectively. Of the unrecognized tax benefits, $2.9 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $1.7 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2008 and as of December 31, 2007 was approximately $1.1 million and $4.5 million, respectively.

Prior to the Recapitalization, the Company’s consolidated financial statements were prepared based on activities, which were “carved-out” from those retained by Atlas. At that time, the Company’s balance sheet reflected an income taxes payable amount, which represented the estimated federal and state income tax liability applicable to the “carve-out” entity less amounts that Atlas had charged the Company for income taxes prior to the Recapitalization. During the third quarter of 2008, the Company determined that it was not liable for approximately $7.1 million of this amount. The Company accounted for this adjustment as a true-up to the Recapitalization entry, by reducing income taxes payable with an offsetting decrease to accumulated deficit.

Unrecognized tax benefits and associated interest and penalties of $4.8 million as of December 31, 2008 and $21.3 million as of December 31, 2007 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for these positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $3.0 million as of

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 and $5.0 million as of December 31, 2007 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.

(13)	Commitments and Contingencies

At December 31, 2008, the Company had total available irrevocable letters of credit facilities outstanding of $76.0 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.

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

(14)	Leases

Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases at:

	December 31,
	2008	2007
	(In 000s)

Leased equipment	$217,739	$215,988
Less accumulated depreciation and amortization	(90,435)	(71,236)

Leased equipment	$127,304	$144,752

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2016 at variable interest rates. Capital lease obligations amounted to $124.1 million and $142.0 million at December 31, 2008, and 2007, respectively.

The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases amounted to $52.8 million, $46.0 million and $41.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at:

December 31,
Capital
Leases
(In 000s)

2009	$34,595
2010	29,337
2011	23,633
2012	17,324
2013	11,564
Thereafter	8,739

Total minimum lease payments	$125,192

Less amount representing interest (0.38% at December 31, 2008)	(1,068)

Capital lease obligations	$124,124

Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at:

December 31,
Operating
Leases
(In 000s)

2009	$53,281
2010	46,276
2011	37,389
2012	26,335
2013	14,526
Thereafter	22,755

Total minimum lease payments	$200,562

Less amount representing executed subleases	(3,420)

Total minimum lease payments, net of subleases	$197,142

(15)	Legal and Insurance Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $37.2 million and $35.6 million at December 31, 2008 and 2007, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.

(16)	Affiliated Company Transactions

Sales and rentals to affiliated companies of $39,000, $134,000 and $125,000 in 2008, 2007 and 2006, respectively, are included in revenues in the accompanying consolidated statements of income. Amounts paid to affiliates for rental equipment and other purchases and for equipment rental were $21.9 million, $40.2 million and

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$44.2 million in 2008, 2007, and 2006, respectively. Affiliated payables were $4.1 million and $11.2 million at December 31, 2008 and 2007, respectively.

As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization the Company recorded a receivable for any recorded liabilities to be paid by Atlas. At December 31, 2008 and 2007, the Company had receivables of $4.5 million and $21.3 million, respectively, for such amounts, which are recorded within other assets in the consolidated balance sheets.

During the twelve months ended December 31, 2008, Atlas paid $0.7 million on the Company’s behalf. These amounts had been included in the December 31, 2008 Indemnification Receivable. Additionally, in 2007, the Company recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.

On the Recapitalization closing date, the Company entered into a monitoring agreement with the Sponsors, pursuant to which the Sponsors would provide the Company with financial, management advisory and other services. The agreement was terminated on May 29, 2007 upon the closing of the Company’s initial public offering. During the year ended December 31, 2007, the Company paid $23.0 million to the Sponsors under the monitoring agreement. Included in the 2007 amount is a termination fee of $20.0 million that RSC Holdings paid to the Sponsors in connection with the closing of the initial public offering of RSC Holdings common stock on May 29, 2007, to terminate this monitoring agreement. Additionally, upon termination of the monitoring agreement, the Company entered into a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services. Through December 31, 2008 and 2007 the Company has paid the Sponsors approximately $12,000 and approximately $94,000, respectively, under this agreement.

(17)	Employee Benefit Plans

The Company currently sponsors a defined contribution 401(k) plan that is subject to the provisions of ERISA. The Company also sponsors a defined contribution pension plan for the benefit of full-time employees of its Canadian subsidiary. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $7.0 million, $6.6 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company sponsors a deferred compensation plan whereby amounts earned and contributed by an employee are invested and held in a Company created “rabbi trust”. Rabbi trusts are employee directed and administered by a third party. As the assets of the trust are available to satisfy the claims of general creditors in the event of Company bankruptcy, under EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the amounts held in the trust are accounted for as an investment and a corresponding liability in the accompanying consolidated balance sheets and amounted to $1.8 million and $3.2 million at December 31, 2008 and 2007, respectively.

(18)	Share-Based Compensation Plans

On January 1, 2006, the Company adopted SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company did not grant any employee stock options prior to the Recapitalization in November 2006. Prior to the Recapitalization, certain employees were

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible to receive share appreciation rights (“SARS”) for ACAB A-shares. SARS do not entitle the holder to acquire shares, but only to receive the difference between the price of ACAB’s A-shares at exercise and the price determined at the grant date. As of January 1, 2006, the SARS were substantially vested. The adoption of SFAS 123R did not have a material impact on the Company’s results of operations, financial position or cash flows.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25 as interpreted by FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions 15 and 25.

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

SARS expense for 2006 was $1.7 million. At December 31, 2006, the SARS were fully vested.

Stock Incentive Plan

After the Recapitalization, RSC Holdings adopted the RSC Holdings Inc. Amended and Restated Stock Incentive Plan, (the “Plan”) which provides for the grant of non qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units deferred shares and may offer common shares for purchase by the Company’s eligible employees and directors. The Board of Directors administers the Plan, which was adopted in December 2006 and amended and restated in May 2007 and April 2008. In April 2008, the Plan was amended to provide for the issuance of an additional 3,600,000 shares. There are 10,982,943 shares of common stock authorized under the Plan of which 4,023,859 remain available at December 31, 2008. The exercise price for stock options granted under the Plan will be no less than market value on the date of grant. Options granted under the Plan generally vest ratably over a four or five-year vesting period and have a ten-year contractual term. In addition to the service based options, RSC Holdings also granted performance based options in 2006 with equivalent terms to those described above except that the annual vesting is contingent on the Company achieving certain defined performance targets.

Under SFAS 123R, the fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is estimated through a review of our historical stock price volatility and that of our competitors, adjusted for future expectations. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using expected term data disclosed by comparable companies and through a review of other factors expected to influence behavior such as expected volatility. Groups of employees that are expected to have similar exercise behavior are considered

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

	Years Ended December 31,
	2008	2007	2006

Expected volatility	51.1%	40.0%	45.8%
Dividend yield	—	—	—
Expected term (in years)	4.4	4.2	5.0
Risk-free interest rate	1.8%	3.9%	4.5%
Weighted average grant date fair value of options granted	$3.43	$5.19	$2.98

The following table summarizes stock option activity:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
			(Years)	(In 000s)

Outstanding January 1, 2006	—
Granted	4,395,921	$6.52
Exercised	—
Forfeited or expired	—

Outstanding December 31, 2006	4,395,921	6.52
Granted	714,000	13.82
Exercised	—
Forfeited or expired	(206,529)	6.52

Outstanding December 31, 2007	4,903,392	7.58
Granted	2,029,507	7.99
Exercised	(225,751)	6.52
Forfeited or expired	(982,826)	7.84

Outstanding December 31, 2008	5,724,322	7.72	8.2	$8,055

Exercisable at December 31, 2008	1,254,804	7.32	7.0	$2,236

A total of 225,751 options were exercised in the year ended December 31, 2008 and the Company received cash of $1.5 million. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The aggregate intrinsic value of the options exercised during the year was $1.0 million.

The grant date fair value of the Company’s stock-based awards, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2008, the Company had $11.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan that will be recognized on a straight line basis over the requisite service and performance periods. That cost is expected to be recognized over a weighted-average period of 3.0 years.

During the years ended December 31, 2008 and 2007, the Company granted an aggregate of 18,003 and 4,000 Restricted Stock Units (“RSU’s), respectively to the Company’s three independent Directors under the Plan. The RSU’s are fully vested and outstanding at December 31, 2008 and the total compensation recognized in 2008 was $0.2 million.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2008, 2007 and 2006, total share-based compensation expense was $3.0 million, $4.3 million and $2.1 million, respectively.

During 2006, in connection with the Recapitalization, certain of the Company’s officers purchased an aggregate of 987,008 shares of common stock under the Plan.

(19)	Business Segment and Geographic Information

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

The Company operates in the United States and Canada. Revenues are attributable to countries based on the location of the customers. The information presented below shows geographic information relating to revenues from external customers:

	Years Ended December 31,
	2008	2007	2006
	(In 000s)

Revenues from external customers:
Domestic	$1,667,218	$1,682,279	$1,586,714
Foreign	97,951	86,903	66,174

Total	$1,765,169	$1,769,182	$1,652,888

The information presented below shows geographic information relating to rental equipment and property and equipment at:

	December 31,
	2008	2007
	(In 000s)

Rental equipment, net
Domestic	$1,688,579	$1,838,148
Foreign	78,399	91,366

Total	$1,766,978	$1,929,514

Property and equipment, net
Domestic	$162,039	$181,483
Foreign	9,117	10,418

Total	$171,156	$191,901

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Selected Unaudited Quarterly Financial Data

	Three months ending
	March 31	June 30	September 30	December 31
	(In 000s, except per share amounts)

2008
Total revenues	$422,093	$449,017	$466,867	$427,192
Gross profit	142,256	167,794	168,447	136,685
Income before provision for income taxes	36,620	65,712	61,674	31,422
Net income available for common stockholders	22,345	40,077	42,349	17,718
Basic net income per common share	0.22	0.39	0.41	0.17
Diluted net income per common share	0.22	0.39	0.41	0.17

	Three months ending
	March 31	June 30	September 30	December 31
	(In 000s, except per share amounts)

2007
Total revenues	$406,347	$442,828	$461,954	$458,053
Gross profit	141,753	171,128	187,425	175,624
Income before provision for income taxes	33,258	28,489	77,952	62,815
Net income available for common stockholders	20,243	17,425	47,549	38,037
Basic net income per common share	0.22	0.18	0.46	0.37
Diluted net income per common share	0.22	0.18	0.45	0.36

Diluted net income per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net income per common share amounts.