Form 10-Q
period 2009-06-30
RSC Holdings Inc.
filed 2009-07-30
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(480) 905-3300
(Registrant’s telephone number,
including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of July 29, 2009 there were 103,412,561 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior Credit Facilities and in connection with the Senior Notes or the Senior Secured Notes, RSC Holdings III, LLC, (iii) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (iv) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (v) the “Sponsors” means Ripplewood and Oak Hill, (vi) “ACAB” means Atlas Copco AB, (vii) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (viii) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (ix) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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
     Forward-looking statements include the statements in this Quarterly Report regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; amendments to our credit agreement governing the senior ABL facilities; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet covenants; from contractor customers some of whom are bidding work at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid testing springing covenants of leverage and fixed charge coverage contained in our senior ABL facilities credit agreement;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel or supply costs;

•	heavy reliance on centralized information technology systems; and

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others.
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

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$8,727	$13,670
Accounts receivable, net of allowance for doubtful accounts of $12,925 and $9,197 at June 30, 2009 and December 31, 2008, respectively	209,298	285,000
Inventory	16,526	19,859
Rental equipment, net of accumulated depreciation of $989,561 and $984,115 at June 30, 2009 and December 31, 2008, respectively	1,553,346	1,766,978
Property and equipment, net of accumulated depreciation of $171,492 and $169,710 at June 30, 2009 and December 31, 2008, respectively	143,866	171,156
Goodwill and other intangibles, net	940,443	938,682
Deferred financing costs	47,748	46,877
Other assets	23,235	28,306

Total assets	$2,943,189	$3,270,528

Liabilities and Stockholders’ Equity
Accounts payable	$49,047	$109,542
Accrued expenses and other liabilities	174,069	203,288
Debt	2,357,247	2,569,067
Deferred income taxes	332,273	345,511

Total liabilities	2,912,636	3,227,408

Commitments and contingencies

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,412,561 shares issued and outstanding at June 30, 2009 and 103,373,326 shares issued and outstanding at December 31, 2008)	827,357	824,930
Accumulated deficit	(772,006)	(747,012)
Accumulated other comprehensive loss	(24,798)	(34,798)

Total stockholders’ equity	30,553	43,120

Total liabilities and stockholders’ equity	$2,943,189	$3,270,528

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Equipment rental revenue	$270,500	$404,843	$557,970	$777,178
Sale of merchandise	13,588	18,894	27,488	37,246
Sale of used rental equipment	42,470	25,280	92,373	56,686

Total revenues	326,558	449,017	677,831	871,110

Cost of revenues:
Cost of equipment rentals, excluding depreciation	135,365	172,253	284,844	339,090
Depreciation — rental equipment	72,060	79,252	147,323	157,462
Cost of merchandise sales	9,418	12,501	19,418	24,834
Cost of used rental equipment sales	39,505	17,217	85,297	39,674

Total cost of revenues	256,348	281,223	536,882	561,060

Gross profit	70,210	167,794	140,949	310,050

Operating expenses:
Selling, general and administrative	35,613	41,388	75,126	80,712
Depreciation and amortization — non-rental equipment and intangibles	11,194	12,413	22,976	24,611
Other operating gains, net	(222)	(445)	(114)	(1,065)

Total operating expenses, net	46,585	53,356	97,988	104,258

Operating income	23,625	114,438	42,961	205,792
Interest expense, net	40,035	48,742	80,245	104,103
Other expense (income), net	107	(16)	410	(643)

(Loss) income before (benefit) provision for income taxes	(16,517)	65,712	(37,694)	102,332
(Benefit) provision for income taxes	(5,027)	25,635	(12,700)	39,910

Net (loss) income	$(11,490)	$40,077	$(24,994)	$62,422

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic	103,435	103,232	103,432	103,192

Diluted	103,435	103,935	103,432	103,908

Net (loss) income per common share:
Basic and diluted	$(0.11)	$0.39	$(0.24)	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(24,994)	$62,422
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	170,299	182,073
Amortization of deferred financing costs	5,215	4,787
Share-based compensation expense	2,294	1,840
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(5,616)	(16,284)
Deferred income taxes	(16,759)	18,754
Changes in operating assets and liabilities:
Accounts receivable, net	73,167	4,773
Inventory	3,367	(955)
Other assets	3,680	(1,543)
Accounts payable	(67,293)	(81,588)
Accrued expenses and other liabilities	(20,176)	(10,174)

Net cash provided by operating activities	123,184	164,105

Cash flows from investing activities:
Purchases of rental equipment	(18,337)	(164,958)
Purchases of property and equipment	(1,889)	(10,023)
Proceeds from sales of rental equipment	92,373	56,686
Proceeds from sales of property and equipment	8,130	3,025
Insurance proceeds from rental equipment and property claims	3,086	—

Net cash provided by (used in) investing activities	83,363	(115,270)

Cash flows from financing activities:
Proceeds from senior ABL revolving facility	60,816	125,992
Payments on senior ABL revolving facility	(250,038)	(159,982)
Payments on senior ABL term loan	(1,250)	(1,250)
Payments on capital leases and other debt	(22,197)	(19,252)
Deferred financing costs	(4,087)	(250)
Proceeds from stock option exercises	256	950
Excess tax benefits from share-based payment arrangements	—	97
Increase in outstanding checks in excess of cash balances	4,772	3

Net cash used in financing activities	(211,728)	(53,692)

Effect of foreign exchange rates on cash	238	(116)

Net decrease in cash and cash equivalents	(4,943)	(4,973)
Cash and cash equivalents at beginning of period	13,670	10,039

Cash and cash equivalents at end of period	$8,727	$5,066

Supplemental disclosure of cash flow information:
Cash paid for interest	$84,088	$107,818
Cash paid for taxes, net	5,635	15,095

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$895	$14,403
Accrued deferred financing costs	$1,999	$—
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. For the six months ended June 30, 2009, the Company generated approximately 82% of its revenues from equipment rentals, and it derived the remaining 18% of its revenues from sales of used equipment, merchandise and other related items.
     Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this Quarterly Report should be read in conjunction with the 2008 Form 10-K.
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
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes accounting principles and requirements for subsequent events. Specifically, SFAS No. 165 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. The Company adopted SFAS No. 165, effective June 30, 2009. In doing so, the Company evaluated subsequent events through July 30, 2009, which is the date of this

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quarterly Report on Form 10-Q. Nonrecognized subsequent events have been disclosed to the extent their omission would have resulted in misleading financial statements. See Note 11 to the unaudited condensed consolidated financial statements for the Company’s disclosures on subsequent events.
     In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends both SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP 107-1, effective June 30, 2009. See Note 2 for interim disclosures on the fair value of the Company’s financial instruments.
(2) Fair Value of Financial Instruments
     The fair value of a financial instrument as defined by SFAS No. 157, Fair Value Measurements, is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The carrying values of cash, accounts receivable and accounts payable approximate fair values due to the short maturity of these financial instruments.
     The fair values of the Company’s senior notes are based on quoted market prices. The fair values of the Company’s senior ABL facilities and second lien term facility are estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital leases approximate the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 6 for additional fair value information related to debt instruments and Note 8 for additional fair value information about other financial instruments.
(3) Earnings per Share
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
The following table presents the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in 000s except per share data)
Numerator:
Net (loss) income	$(11,490)	$40,077	$(24,994)	$62,422

Denominator:
Weighted average shares — basic	103,435	103,232	103,432	103,192
Employee stock options	—	703	—	716

Weighted average shares — diluted	103,435	103,935	103,432	103,908

Net (loss) income per common share — basic and diluted	$(0.11)	$0.39	$(0.24)	$0.60

Anti-dilutive securities excluded	5,385	889	5,339	850
     For the three and six months ended June 30, 2009, no shares of common stock underlying stock options and restricted stock units were included in the computation of diluted earnings per share because the inclusion of such shares would be anti-dilutive based on the net loss reported.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss components as of June 30, 2009 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Loss
		(in 000s)
Balance at December 31, 2008	$1,902	$(36,700)	$(34,798)
Foreign currency translation	5,277	—	5,277
Change in fair value of cash flow hedges, net of tax	—	4,723	4,723

Balance at June 30, 2009	$7,179	$(31,977)	$(24,798)

Comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in 000s)
Net (loss) income	$(11,490)	$40,077	$(24,994)	$62,422
Currency translation adjustments	7,320	786	5,277	(2,941)
Change in fair value of cash flow hedges, net of tax	5,955	17,048	4,723	(78)

Comprehensive (loss) income	$1,785	$57,911	$(14,994)	$59,403

(5) Closed Location Charges
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
     During the six months ended June 30, 2009, the Company closed or consolidated 15 locations and closed an administrative office. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded charges for location closures of approximately $8.6 million for the six months ended June 30, 2009. These charges consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to June 30, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit
	and Other	Employee
	Related Costs	Termination	Other Exit Costs
	(1)	Costs (2)	(3)	Total
Closed location reserves at December 31, 2008	$(4,604)	$(397)	$—	$(5,001)
Charges incurred to close locations	(7,209)	(661)	(54)	(7,924)
Cash payments	4,543	864	54	5,461

Closed location reserves at June 30, 2009	$(7,270)	$(194)	$—	$(7,464)

(1)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(2)	Employee termination costs primarily consist of severance payments and related benefits. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(3)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     In addition to the costs included in the above table, the Company recognized $0.7 million of non-cash charges during the six months ended June 30, 2009 for the write-off of leasehold improvements associated with the closed locations. Charges associated with the write-off of leasehold improvements are included within other operating gains, net in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2009, the Company also recognized $1.6 million of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. Of the additional severance expense recognized, $1.4 million is included within cost of equipment rentals and $0.2 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
(6) Debt
Debt consists of the following at:

			June 30,		December 31,
			2009		2008
			Deferred
	Interest		Financing
	Rate (a)	Maturity Date	Costs (d)	Debt	Debt
				(in 000s)
Senior ABL revolving facility	4.08%	Nov. 2011 (b)	$10,778	$492,000	$681,268
Senior ABL term loan	4.00%	Nov. 2012 (c)	2,294	243,125	244,375
Second lien term facility	7.18%	Nov. 2013	13,608	899,300	899,300
Senior notes	9.50%	Dec. 2014	15,532	620,000	620,000
Capitalized lease obligations	0.50%	Various	—	102,822	124,124

Total			$42,212	$2,357,247	$2,569,067

(a)	Estimated interest presented is the effective interest rate as of June 30, 2009.

(b)	The maturity date for a portion of the senior ABL revolving facility was extended to August 2013 in connection with the July 2009 amendment to the senior ABL facilities credit agreement. See Note 11 for additional information.

(c)	The senior ABL term loan was repaid in July 2009. See Note 11 for additional information.

(d)	Deferred financing costs exclude $5.5 million of fees incurred in connection with the July 2009 senior secured notes offering and the amendment to the senior ABL facilities credit agreement. See Note 11 for additional information.
     As of June 30, 2009, the Company had $373.2 million available for borrowing under the senior ABL revolving facility. A portion of the senior ABL revolving facility is available for swingline loans and for the issuance of letters of credit.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     As of June 30, 2009 the fair value of the Company’s debt was as follows (in 000s):

Fair Value
Senior ABL revolving facility	$492,000
Senior ABL term loan	216,381
Second lien term facility	687,965
Senior notes	496,000
Capitalized lease obligations	102,822

Total	$1,995,168

     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. In January 2008, the Company entered into an additional interest rate swap agreement for a notional amount of $250.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with portions of the second lien term facility and senior ABL revolving facility, which have variable interest rates. See Note 7 for additional information.
     The Company is in compliance with all applicable debt covenants as of June 30, 2009.
(7) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the debt under the senior ABL facilities and the second lien term facility is based on a fluctuating rate of interest measured by reference to an adjusted London interbank offered rate, or “LIBOR”, plus a borrowing margin; or an alternate base rate plus a borrowing margin. In order to hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company utilizes interest rate swaps under which it exchanges floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the second lien term facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.50% for the LIBOR option at June 30, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three-year period with a weighted average fixed interest of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the senior ABL revolving facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 1.75% for the LIBOR option at June 30, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.
     The Company’s interest rate swaps are derivative instruments and are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under SFAS No. 133, the Company is required to present derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At June 30, 2009 and December 31, 2008, the Company’s interest rate swaps were in a

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
liability position and reported at fair value within accrued expenses and other liabilities in the condensed consolidated balance sheets.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s five interest rate swaps, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company concluded that its interest rate swaps are hedges of specified cash flows. Under SFAS No. 133, an assessment of the effectiveness of derivative instruments designated as cash flows hedges is required at inception and on an ongoing basis. The Company evaluates the effectiveness of its interest rate swaps on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives totaled $58,000 and $298,000 at June 30, 2009 and December 31, 2008, respectively.
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
     The fair value of the liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
			Loss in	Loss in
	Fair Value of	Fair Value of	accumulated OCL	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(net of tax)	(net of tax)
Interest rate swaps (a)	$52,108	$60,028	$31,977	$36,700

(a)	See Note 8 for further discussion on measuring fair value of the interest rate swaps.
     The effect of derivative instruments on comprehensive loss for the six months ended June 30, 2009 was as follows (in 000s):

Gain
	Loss recognized in	Loss reclassified from	recognized on
	accumulated OCL	accumulated OCL into	ineffective portion
Derivative Type	(net of tax)	expense (net of tax)	of derivative
Interest rate swaps	$3,232	$7,955	$240

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(8) Fair Value
Measurements
     The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows (in 000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	June 30,	for Identical	Inputs	Unobservable
	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$52,108	$—	$52,108	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of June 30, 2009, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.
(9) Income Tax
     During 2009, the Canada Revenue Agency completed its examination of the Company’s Canadian operating subsidiary, RSC Equipment Rental of Canada, Ltd, for the tax years of 2003 through 2004. The examination resulted in no changes to the Company’s tax liabilities for those years. As a result, the Company released $1.3 million and $0.5 million unrecognized tax benefits and accrued interest and penalties, respectively. Since the unrecognized tax benefits and interest released were indemnified by Atlas, the release resulted in a decrease to the indemnification receivable from Atlas instead of a decrease in tax expense.
     The Company recognized a tax benefit of $12.7 million and a tax provision of $39.9 million in the six months ended June 30, 2009 and June 30, 2008, respectively. The effective tax rate was 33.7% and 39.0% during the six months ended June 30, 2009 and June 30, 2008, respectively. These rates differ from the statutory rate of 35% primarily as a result of certain non-deductible permanent items and state income taxes. The decrease in the effective tax rate for the six months ended June 30, 2009 is due primarily to the write-off of deferred tax assets resulting from the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(10) Acquisition
     On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on fair value information that was then currently available. During the six months ended June 30, 2009, the Company revised estimates of fair value for certain acquired assets resulting in a net increase to goodwill of $2.1 million. The asset valuations and other post-close adjustments were finalized during the second quarter of 2009.
(11) Subsequent Event
     On July 1, 2009, the Company completed a private placement offering of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017 (the “Offering”). The Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the senior secured notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the senior secured notes, the Company amended its senior ABL facilities credit agreement (the “Notes Credit Agreement Amendment”) after obtaining the consent of a majority of the lenders holding a majority of the outstanding senior ABL term loans and senior ABL revolving commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, the Company used the proceeds from the Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the senior ABL term loan of $243.1 million and pay down $138.2 million of the outstanding balance on the senior ABL revolving facility. Also pursuant to the Notes Credit Agreement, the total commitment under the Company’s senior ABL revolving facility decreased from $1,450 million to $1,293 million. In addition to the $8.0 million underwriting fee, the Company incurred approximately $5.5 million of transaction costs, which have been capitalized as deferred financing costs at June 30, 2009.
     In connection with the sale of the senior secured notes, RSC granted security interests in, and pledged, substantially all of its tangible and intangible personal property as security for their obligations under the senior secured notes. Such security interests and pledges are substantially similar to assets that secure RSC’s obligations under the senior ABL facilities.
     In July 2009, upon the completion of the Offering, the Company executed a second amendment to the senior ABL facilities credit agreement to extend the maturity date of a portion of the senior ABL revolving facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under the Company’s senior ABL revolving facility decreased from $1,293 million to $1,100 million, of which $280.8 million is due November 2011 with the remaining
$819.2 million due August 2013.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 463 rental locations across 11 regions in 40 U.S. states and 3 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended June 30, 2009 and June 30, 2008, we generated approximately 83% and 90% of our revenues from equipment rentals, respectively, and we derived the remaining 17% and 10% of our revenues from sales of used equipment, merchandise and other related items, respectively. For the six months ended June 30, 2009 and June 30, 2008, we generated approximately 82% and 89% of our revenues from equipment rentals, respectively, and we derived the remaining 18% and 11% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, (loss) income before (benefit) provision for income taxes and net (loss) income for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	$326.6	$449.0	$677.8	$871.1
(Loss) income before (benefit) provision for income taxes	(16.5)	65.7	(37.7)	102.3
Net (loss) income	(11.5)	40.1	(25.0)	62.4
     We manage our operations through the application of a disciplined, yet highly flexible business model, in which we utilize various financial and operating metrics to measure our operating performance and make decisions on the acquisition and disposal of rental fleet and the allocation of resources to and among our locations. Key metrics that we regularly review on a consolidated basis include Adjusted EBITDA, fleet utilization, average fleet age and rental equipment at original cost. The following is a summary of these key operating metrics:

	Three Months Ended (or at)		Six Months Ended (or at)
	June 30,		June 30,
	2009	2008	2009	2008
Adjusted EBITDA (in millions) (a)	$108.0	$207.1	$215.6	$389.7
Utilization (b)	57.5%	71.6%	57.6%	70.1%
Average fleet age (months)	36	29	36	29
Original equipment fleet cost (in millions) (c)	$2,455	$2,731	$2,455	$2,731

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation and other expense (income), net. Adjusted EBITDA is not a recognized measure under U.S. Generally Accepted Accounting Principles (“GAAP”). See reconciliation between net (loss) income and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as average dollar value of equipment rented by customers (based on original equipment fleet cost) for the relevant period divided by the aggregate dollar value of all equipment (based on original cost).

(c)	Defined as the original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources are assigned a comparable original equipment cost (“OEC”) dollar value at the time of purchase.
     During the three and six months ended June 30, 2009, our Adjusted EBITDA decreased $99.1 million and $174.1 million, respectively, as compared to the same prior year periods, or 47.9% and 44.7%, from $207.1 million and $389.7 million in the three and six months ended June 30, 2008. The decrease was driven by a decline in equipment rental revenue and a decrease in used equipment sales margins. The decrease in equipment rental revenue was due primarily to a decline in rental volume and to a lesser extent a decline in price and the decrease in margins on used equipment sales was due to an increase in the supply of used equipment relative to demand combined with an increase in the use of low margin auction channels.
     For the three and six months ended June 30, 2009, our utilization decreased 1,410 basis points and 1,250 basis points, respectively, as compared to the same prior year periods. These decreases were primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial, or non-construction markets.
     Average fleet age at June 30, 2009 was 36 months, up 24.1%, from 29 months at June 30, 2008. The increase in 2009 resulted from reductions in capital expenditures. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment fleet cost at June 30, 2009 was $2,455 million, down 10.1%, from $2,731 million at June 30, 2008. The decrease in 2009 was due primarily to an increase in the sale of used rental equipment and a reduction in capital expenditures.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction, markets. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 42% of our rental revenues during the six months ended June 30, 2009. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen in the first six months of 2009 with demand and pricing falling below prior year levels. We expect demand to worsen in the second half of 2009 as compared to the second half of 2008.
     Our business with industrial or non-construction customers, which accounted for approximately 55% of our rental revenues during the six months ended June 30, 2009, is less exposed to cyclicality than the non-residential market as we tap into those customers’ maintenance, repairs and capital improvement budgets. We do not expect the industrial market to be affected as significantly as the non-residential market, although we also expect this market to weaken in the second half of 2009 as compared to the second half of 2008.

     We continue to respond to the economic slowdown by employing a number of financial and operational measures, which include the following:
•	Closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	Expanding and diversifying our presence in industrial or non-construction, markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	Minimizing capital expenditures;

•	Reducing headcount;

•	Divesting excess rental fleet, which generates cash and improves utilization;

•	Utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our senior ABL revolving facility;

•	Restructuring our debt to extend existing maturities and replace shorter term obligations with longer term obligations; and

•	Implementing cost reduction measures throughout our business.
Location Closures and Headcount Reduction
     As part of our disciplined approach to managing our operations, we actively identify locations with operating margins that consistently fall below our performance standards. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the three and six months ended June 30, 2009, we closed or consolidated one and fifteen locations, respectively. We also closed an administrative office during the second quarter of 2009. In connection with these closures we recorded charges of approximately $0.6 million and $8.6 million in the three and six months ended June 30, 2009, respectively. These costs consisted of lease termination fees, employee severance costs, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. The $0.6 million recognized in the three months ended June 30, 2009 was included within cost of equipment rentals in the unaudited condensed consolidated statements of operations. Of the $8.6 million recognized in the six months ended June 30, 2009, $7.9 million was included within cost of equipment rentals and $0.7 million associated with the write-off of leasehold improvements was included within other operating gains, net in the unaudited condensed consolidated statements of operations.
     During the three and six months ended June 30, 2009, we also recognized $0.3 million and $1.6 million, respectively, of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. The $0.3 million of additional severance recognized in the three months ended June 30, 2009 was included within cost of equipment rentals. Of the $1.6 million of additional severance recognized in the six months ended June 30, 2009, $1.4 million was included within cost of equipment rentals and $0.2 million was included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
$400.0 million Senior Secured Notes Offering
     On July 1, 2009, we completed a private placement offering of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017 (the “Offering”). The Offering resulted in net proceeds to us of $389.3 million after an original issue discount of $10.7 million. Interest on the senior secured notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the senior secured notes, we amended our senior ABL facilities credit agreement (the “Notes Credit Agreement Amendment”) after obtaining the consent of a majority of the lenders holding a majority of the outstanding senior ABL term loans and senior ABL revolving commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, we used the proceeds from the Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the senior ABL term loan of $243.1 million and pay down $138.2 million of the outstanding balance on the senior ABL revolving facility. Also pursuant to the Notes Credit Agreement, the total commitment under our senior ABL revolving facility decreased from $1,450 million to $1,293 million. In addition to the $8.0 million underwriting fee, we incurred approximately $5.5 million of transaction costs, which have been capitalized as deferred financing costs at June 30, 2009.
     In July 2009, upon the completion of the Offering, we executed a second amendment to the senior ABL facilities credit agreement to extend the maturity date of a portion of the senior ABL revolving facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under our senior ABL revolving facility decreased from $1,293 million to $1,100 million, of which $280.8 million is due November 2011 with the remaining $819.2 million due August 2013.
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

Three months ended June 30, 2009, Compared to Three months ended June 30, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
	(unaudited)
Revenues:
Equipment rental revenue	$270,500	$404,843	82.8%	90.2%	$(134,343)	(33.2)%
Sale of merchandise	13,588	18,894	4.2	4.2	(5,306)	(28.1)
Sale of used rental equipment	42,470	25,280	13.0	5.6	17,190	68.0

Total revenues	326,558	449,017	100.0	100.0	(122,459)	(27.3)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	135,365	172,253	41.5	38.4	(36,888)	(21.4)
Depreciation — rental equipment	72,060	79,252	22.1	17.7	(7,192)	(9.1)
Cost of merchandise sales	9,418	12,501	2.9	2.8	(3,083)	(24.7)
Cost of used rental equipment sales	39,505	17,217	12.1	3.8	22,288	129.5

Total cost of revenues	256,348	281,223	78.5	62.6	(24,875)	(8.8)

Gross profit	70,210	167,794	21.5	37.4	(97,584)	(58.2)

Operating expenses
Selling, general and administrative	35,613	41,388	10.9	9.2	(5,775)	(14.0)
Depreciation and amortization — non-rental equipment and intangibles	11,194	12,413	3.4	2.8	(1,219)	(9.8)
Other operating gains, net	(222)	(445)	(0.1)	(0.1)	223	(50.1)

Total operating expenses, net	46,585	53,356	14.3	11.9	(6,771)	(12.7)

Operating income	23,625	114,438	7.2	25.5	(90,813)	(79.4)
Interest expense, net	40,035	48,742	12.3	10.9	(8,707)	(17.9)
Other expense (income), net	107	(16)	—	—	123	n/a

(Loss) income before (benefit) provision for income taxes	(16,517)	65,712	(5.1)	14.6	(82,229)	n/a
(Benefit) provision for income taxes	(5,027)	25,635	(1.5)	5.7	(30,662)	n/a

Net (loss) income	$(11,490)	$40,077	(3.5)%	8.9%	$(51,567)	n/a

     Total revenues decreased $122.5 million, or 27.3%, from $449.0 million for the three months ended June 30, 2008 to $326.6 million for the three months ended June 30, 2009. Equipment rental revenue decreased $134.3 million, or 33.2%, from $404.8 million for the three months ended June 30, 2008 to $270.5 million for the three months ended June 30, 2009. The decrease in equipment rental revenue is primarily the result of a $103.1 million, or 25.5%, decrease in rental volume and a $31.2 million, or 7.7%, decrease in rental rates. The decrease in rental volume includes a $1.9 million decrease due to currency rate changes and a $2.7 million increase due to the July 2008 acquisition of AER.
     Sale of merchandise revenues decreased $5.3 million, or 28.1%, from $18.9 million for the three months ended June 30, 2008 to $13.6 million for the three months ended June 30, 2009. The decrease is due primarily to a decline in rental volume.
     Revenues from the sale of used rental equipment increased $17.2 million, or 68.0%, from $25.3 million for the three months ended June 30, 2008 to $42.5 million for the three months ended June 30, 2009. During the second quarter of 2009 we continued to accelerate sales of used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.

     Cost of equipment rentals, excluding depreciation, decreased $36.9 million, or 21.4%, from $172.3 million for the three months ended June 30, 2008 to $135.4 million for the three months ended June 30, 2009, due to a 25.5% decrease in rental volume offset by approximately $0.6 million of costs associated with closed locations and $0.3 million of severance costs unrelated to closed locations due to an overall reduction in workforce. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 42.5% for the three months ended June 30, 2008 to 50.0% for the three months ended June 30, 2009. The increase is due primarily to a 7.7% decrease in equipment rental rates and $0.9 million of costs incurred to close underperforming locations and reduce headcount during the three months ended June 30, 2009. Location closure costs consist primarily of lease termination fees and severance costs.
     Depreciation of rental equipment decreased $7.2 million, or 9.1%, from $79.3 million for the three months ended June 30, 2008 to $72.1 million for the three months ended June 30, 2009. The decrease is due to a decline in the net book value of our rental fleet during the second quarter of 2009 as compared with the second quarter of 2008. The decline in the net book value of our rental fleet is attributable to an increase in used equipment sales and a decrease in capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 19.6% in the three months ended June 30, 2008 to 26.6% in the three months ended June 30, 2009. This increase is due to a 33.2% drop in rental equipment revenue in the three months ended June 30, 2009 as compared to the three months ended
June 30, 2008.
     Cost of merchandise sales decreased $3.1 million, or 24.7%, from $12.5 million for the three months ended June 30, 2008 to $9.4 million for the three months ended June 30, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 33.8% for the three months ended June 30, 2008 to 30.7% for the three months ended June 30, 2009, due to a modest increase in the provision for inventory shrinkage offset by a reduction in freight costs.
     Cost of used rental equipment sales increased $22.3 million, or 129.5%, from $17.2 million for the three months ended June 30, 2008 to $39.5 million for the three months ended June 30, 2009. The increase is due primarily to the 68.0% increase in sales of used rental equipment for the three months ended June 30, 2009. Gross margin for the sale of used rental equipment decreased from 31.9% for the three months ended June 30, 2008 to 7.0% for the three months ended June 30, 2009. An increase in the market supply of used equipment available for sale combined with an increase in the use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses decreased $5.8 million, or 14.0%, from $41.4 million for the three months ended June 30, 2008 to $35.6 million for the three months ended June 30, 2009. The decrease is due primarily to a decrease in sales commissions. Selling, general and administrative expenses increased as a percentage of total revenues from 9.2% for the three months ended June 30, 2008 to 10.9% for the three months ended June 30, 2009. The increase as a percentage of revenues is primarily due to certain fixed costs which remained constant despite a decrease in total revenues as well as increases in the provision for doubtful accounts and legal expenses.
     Depreciation and amortization of non-rental equipment and intangibles decreased $1.2 million, or 9.8%, from $12.4 million for the three months ended June 30, 2008 to $11.2 million for the three months ended June 30, 2009. The decrease is primarily due to non-rental asset dispositions resulting from location closures occurring during the six months ended December 31, 2008 and the six months ended
June 30, 2009.
     Other operating gains, net were $0.4 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2009. The $0.2 million change in the 2009 versus 2008 second quarter was primarily attributable to a decrease in gains on the sale of sales vehicles and delivery vehicles.
     Interest expense, net decreased $8.7 million, or 17.9%, from $48.7 million for the three months ended June 30, 2008 to $40.0 million for the three months ended June 30, 2009, primarily due to lower debt levels and interest rates.
     The benefit for income taxes was $5.0 million for the three months ended June 30, 2009 as compared to a provision for income taxes of $25.6 million for the three months ended June 30, 2008. The benefit for income taxes was due to a pre-tax net loss for the three months ended June 30, 2009 while the provision for income taxes was due to pre-tax net income for the three months ended June 30, 2008. The effective tax rate was 30.4% and 39.0% during the three months ended June 30, 2009 and June 30, 2008, respectively. The decrease in the effective tax rate for the three months ended June 30, 2009 is due primarily to the write-off of deferred tax assets resulting from the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Six Months Ended		Six Months Ended
	June 30,		June 30,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
	(unaudited)
Revenues:
Equipment rental revenue	$557,970	$777,178	82.3%	89.2%	$(219,208)	(28.2)%
Sale of merchandise	27,488	37,246	4.1	4.3	(9,758)	(26.2)
Sale of used rental equipment	92,373	56,686	13.6	6.5	35,687	63.0

Total revenues	677,831	871,110	100.0	100.0	(193,279)	(22.2)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	284,844	339,090	42.0	38.9	(54,246)	(16.0)
Depreciation — rental equipment	147,323	157,462	21.7	18.1	(10,139)	(6.4)
Cost of merchandise sales	19,418	24,834	2.9	2.9	(5,416)	(21.8)
Cost of used rental equipment sales	85,297	39,674	12.6	4.6	45,623	115.0

Total cost of revenues	536,882	561,060	79.2	64.4	(24,178)	(4.3)

Gross profit	140,949	310,050	20.8	35.6	(169,101)	(54.5)

Operating expenses
Selling, general and administrative	75,126	80,712	11.1	9.3	(5,586)	(6.9)
Depreciation and amortization — non-rental equipment and intangibles	22,976	24,611	3.4	2.8	(1,635)	(6.6)
Other operating gains, net	(114)	(1,065)	—	(0.1)	951	(89.3)

Total operating expenses, net	97,988	104,258	14.5	12.0	(6,270)	(6.0)

Operating income	42,961	205,792	6.3	23.6	(162,831)	(79.1)
Interest expense, net	80,245	104,103	11.8	12.0	(23,858)	(22.9)
Other expense (income), net	410	(643)	0.1	(0.1)	1,053	n/a

(Loss) income before (benefit) provision for income taxes	(37,694)	102,332	(5.6)	11.7	(140,026)	n/a
(Benefit) provision for income taxes	(12,700)	39,910	(1.9)	4.6	(52,610)	n/a

Net (loss) income	$(24,994)	$62,422	(3.7)%	7.2%	$(87,416)	n/a

     Total revenues decreased $193.3 million, or 22.2%, from $871.1 million for the six months ended June 30, 2008 to $677.8 million for the six months ended June 30, 2009. Equipment rental revenue decreased $219.2 million, or 28.2%, from $777.2 million for the six months ended June 30, 2008 to $558.0 million for the six months ended June 30, 2009. The decrease in equipment rental revenue is primarily the result of a $174.1 million, or 22.4%, decrease in rental volume and a $45.1 million, or 5.8%, decrease in rental rates.
     Sale of merchandise revenues decreased $9.7 million, or 26.2%, from $37.2 million for the six months ended June 30, 2008 to $27.5 million for the six months ended June 30, 2009. The decrease is due primarily to a decline in rental volume and an increase in location closures.
     Revenues from the sale of used rental equipment increased $35.7 million, or 63.0%, from $56.7 million for the six months ended June 30, 2008 to $92.4 million for the six months ended June 30, 2009. During the first six months of 2009 we continued to accelerate sales of used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.
     Cost of equipment rentals, excluding depreciation, decreased $54.3 million, or 16.0%, from $339.1 million for the six months ended June 30, 2008 to $284.8 million for the six months ended June 30, 2009, due to a 22.4%

decrease in rental volume offset by approximately $7.9 million of costs associated with closed locations and $1.4 million of severance costs unrelated to closed locations due to an overall reduction in workforce. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 43.6% for the six months ended June 30, 2008 to 51.1% for the six months ended June 30, 2009. The increase is due primarily to a 5.8% decrease in equipment rental rates and $9.3 million of costs incurred to close underperforming locations and reduce headcount during the six months ended June 30, 2009. Location closure costs consist primarily of lease termination fees and severance costs.
     Depreciation of rental equipment decreased $10.2 million, or 6.4%, from $157.5 million for the six months ended June 30, 2008 to $147.3 million for the six months ended June 30, 2009. The decrease is due to a decline in the net book value of our rental fleet during the first six months of 2009 as compared with the first six months of 2008. The decline in the net book value of our rental fleet is attributable to an increase in used equipment sales and a decrease in capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 20.3% in the six months ended June 30, 2008 to 26.4% in the six months ended June 30, 2009. This increase is due a 28.2% drop in rental equipment revenue in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
     Cost of merchandise sales decreased $5.4 million, or 21.8%, from $24.8 million for the six months ended June 30, 2008 to $19.4 million for the six months ended June 30, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 33.3% for the six months ended June 30, 2008 to 29.4% for the six months ended June 30, 2009, due to a modest increase in the provision for inventory shrinkage as well as freight costs.
     Cost of used rental equipment sales increased $45.6 million, or 115.0%, from $39.7 million for the six months ended June 30, 2008 to $85.3 million for the six months ended June 30, 2009. The increase is due primarily to the 63.0% increase in sales of used rental equipment for the six months ended June 30, 2009. Gross margin for the sale of used rental equipment decreased from 30.0% for the six months ended June 30, 2008 to 7.7% for the six months ended June 30, 2009. An increase in the market supply of used equipment available for sale combined with an increase in the use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses decreased $5.6 million, or 6.9%, from $80.7 million for the six months ended June 30, 2008 to $75.1 million for the six months ended June 30, 2009. The decrease is due primarily to a decrease in sales commissions and to a lesser extent a decrease in direct marketing costs. Selling, general and administrative expenses increased as a percentage of total revenues from 9.3% for the six months ended June 30, 2008 to 11.1% for the six months ended June 30, 2009. The increase as a percentage of revenues is primarily due to an increase in the provision for doubtful accounts of $4.2 million as well as certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment and intangibles decreased $1.6 million, or 6.6%, from $24.6 million for the six months ended June 30, 2008 to $23.0 million for the six months ended June 30, 2009. The decrease is primarily due to non-rental asset dispositions resulting from location closures occurring during the six months ended December 31, 2008 and the six months ended
June 30, 2009.
     Other operating gains, net were $1.1 million for the six months ended June 30, 2008 as compared to $0.1 million for the six months ended June 30, 2009. The $1.0 million change in the 2009 versus 2008 six-month period was primarily attributable to leasehold improvement write-offs associated with location closures.
     Interest expense, net decreased $23.9 million, or 22.9%, from $104.1 million for the six months ended June 30, 2008 to $80.2 million for the six months ended June 30, 2009, primarily due to lower debt levels and interest rates.
     The benefit for income taxes was $12.7 million for the six months ended June 30, 2009 as compared to a provision for income taxes of $39.9 million for the six months ended June 30, 2008. The benefit for income taxes was due to a pre-tax net loss for the six months ended June 30, 2009 while the provision for income taxes was due to pre-tax net income for the six months ended June 30, 2008. The effective tax rate was 33.7% and 39.0% during the six months ended June 30, 2009 and June 30, 2008, respectively. The decrease in the effective tax rate for the six months ended June 30, 2009 is due primarily to the write-off of deferred tax assets resulting from the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.
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
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our senior ABL revolving facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the six months ended June 30, 2008 and 2009:

	Six months ended
	June 30,
	2009	2008
	(in 000s)
Net cash provided by operating activities	$123,184	$164,105
Net cash provided by (used in) investing activities	83,363	(115,270)
Net cash used in financing activities	(211,728)	(53,692)
Effect of foreign exchange rates on cash	238	(116)

Net decrease in cash and cash equivalents	$(4,943)	$(4,973)

     As of June 30, 2009, we had cash and cash equivalents of $8.7 million, a decrease of $4.9 million from December 31, 2008. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our senior ABL revolving facility.
     Operating activities — Net cash provided by operating activities during the six months ended June 30, 2009 consisted of the add-back of non-cash items of $155.4 million offset by a net loss of $25.0 million and a decrease in operating liabilities (net of operating assets) of $7.2 million. The most significant change in operating assets and liabilities was the settlement of accounts payable and accrued expenses resulting in a cash outflow of $87.5 million offset by reduction in accounts receivable resulting in a cash inflow of $73.2 million.
     Investing activities — Net cash provided by investing activities during the six months ended June 30, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $100.5 million. We also received $3.1 million of insurance proceeds from rental equipment and property claims. Capital expenditures of $20.2 million include purchases of rental and non-rental equipment.
  The increase in net cash provided by investing activities during the six months ended June 30, 2009 as compared to the same prior year period is primarily attributable to an increase in proceeds from the sale of used rental equipment and a decrease in capital expenditures for rental equipment. The increase in proceeds in the first six months of 2009 was due to our continued efforts to accelerate sales of used rental equipment in response to a drop in rental demand that was greater than the normal seasonal decline. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The deceleration in the growth of rental revenue also reduced our need to purchase growth rental equipment. We intend to continue a reduction in our capital expenditures during the second half of 2009 as compared to the second half of 2008.

     Financing activities — Net cash used in financing activities during the six months ended June 30, 2009 consisted primarily of payments on our senior ABL revolving facility of $250.0 million offset by proceeds from borrowings on our senior ABL revolving facility of $60.8 million. In addition, we also repaid $23.4 million on our other debt obligations during the six months ended June 30, 2009. Cash used in financing activities also includes $4.1 million of deferred financing costs of which $3.5 million pertains to costs associated with the $400.0 million senior secured notes offering that was finalized in July 2009. Cash used in financing activities for the six months ended June 30, 2009 excludes $2.0 million of deferred financing costs associated with the July 2009 senior secured notes offering that were accrued within accounts payable in the unaudited condensed consolidated balance sheet at June 30, 2009.
Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2009, we had $2.4 billion of indebtedness outstanding, consisting primarily of $735.1 million under the senior ABL facilities, $899.3 million under the second lien term facility and $620.0 million of senior notes.
     As of June 30, 2009, we had an outstanding balance of $492.0 million on the revolving portion of our senior ABL facilities leaving $373.2 million available for future borrowings. The available borrowings of $373.2 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the six months ended June 30, 2009, we borrowed $60.8 million under the revolving portion of the senior ABL facilities and repaid $250.0 million. In addition, we repaid $1.3 million of the outstanding balance on the term loan portion of the senior ABL facility. The outstanding balance of the term loan portion of the senior ABL facility was $243.1 million at June 30, 2009.
     The senior ABL facilities contain a number of covenants that, among other things, limit or restrict our ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make other investments; change the nature of its business; incur liens; and, with respect to RSC Holdings III, LLC, take actions other than those enumerated; and amend specified debt agreements. In addition, under the senior ABL facilities, upon excess availability falling below certain levels, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of any test period during any period set forth in the following table:

Consolidated
Fiscal Quarter Ending	Leverage Ratio
June 30, 2009	4.50:1.00
September 30, 2009	4.50:1.00
December 31, 2009	4.50:1.00
March 31, 2010 and at all times thereafter	4.25:1.00
     Excess availability did not fall below the specified levels and we were not required to comply with the specified financial ratios and tests as of June 30, 2009. However, if the coverage ratio and leveraged ratio tests had been triggered by a reduction in excess availability under the senior ABL facilities as of June 30, 2009, we would have been in compliance with such financial ratios and tests. As of June 30, 2009, our fixed charge coverage ratio was 2.69 to 1.00 and the leverage ratio was 3.81 to 1.00, as calculated in accordance with the credit agreement.
     Substantially all of our rental equipment and all our other assets are subject to liens under our senior ABL facilities, our second lien term facility and our senior secured notes and none of such assets are available to satisfy the general claims of our creditors.
Outlook
     We believe that cash generated from operations, together with amounts available under the senior ABL facilities, as amended in July 2009, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in 000s)
Net (loss) income	$(11,490)	$40,077	$(24,994)	$62,422
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	83,254	91,665	170,299	182,073
Interest expense, net	40,035	48,742	80,245	104,103
(Benefit) provision for income taxes	(5,027)	25,635	(12,700)	39,910

EBITDA	$106,772	$206,119	$212,850	$388,508

Adjustments:
Share-based compensation	1,162	952	2,294	1,840
Other expense (income), net	107	(16)	410	(643)

Adjusted EBITDA	$108,041	$207,055	$215,554	$389,705

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2008.
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes accounting principles and requirements for subsequent events. Specifically, SFAS No. 165 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. We adopted SFAS No. 165, effective June 30, 2009. In doing so, we evaluated subsequent events through July 30, 2009, which is the date of this Quarterly Report on Form 10-Q. Nonrecognized subsequent events have been disclosed to the extent their omission would have resulted in misleading financial statements. See Note 11 to the unaudited condensed consolidated financial statements for our disclosures on subsequent events.
     In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends both SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted FSP 107-1, effective June 30, 2009. See Note 2 for the interim disclosures on the fair value of our financial instruments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
  Interest Rate Risk
     We have a significant amount of debt under the senior ABL facilities and the second lien term facility with variable rates of interest based generally on adjusted LIBOR, or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the senior ABL facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of June 30, 2009, our net interest expense for the six months ended June 30, 2009 would have increased by an estimated $4.5 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $9.2 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the second lien term facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at June 30, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement is intended to hedge the benchmark portion of interest associated with a portion of the senior ABL revolving facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 1.75% for the LIBOR option at June 30, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis. Including the $700.0 million of the second lien term facility and the $250.0 million of the senior ABL revolving facility that were hedged as of June 30, 2009, 67% of our $2.4 billion of debt at June 30, 2009 had fixed rate interest.
  Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2009 and June 30, 2008, 4.7% and 5.8%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the six months ended June 30, 2009, relative to our operations as a whole, a 10% increase in this exchange rate would have increased net loss by less than $0.1 million for the six months period ended June 30, 2009.
Item 4. Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth below, which could materially affect our business, financial condition or future results. The risks set forth below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors set forth below update and replace those set forth in the 2008 Form 10-K for the year ended December 31, 2008, in their entirety.
Risks Relating to Our Business
Our business has been and may continue to be hurt by an economic downturn, a decline in non-residential construction or industrial or non-construction, activities or a decline in the amount of equipment that is rented.
     For the three and six months ended June 30, 2009, our non-residential construction and industrial or non-construction, customers together accounted for approximately 97% of our rental revenues. Weakness in non-residential construction or industrial or non-construction, activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. In addition, an economic downturn in those regions where we have significant operations could disproportionately harm our financial condition, results of operations and cash flows. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial or non-construction, sectors:
•	weakness or a downturn in the overall economy, including the onset of, or prolonged exposure to, a recession;
•	reduced access to capital markets for our customers’ funding of projects due to a weakness or downturn in the overall economy or otherwise;
•	an increase in the cost of construction materials;
•	an increase in interest rates;
•	adverse weather conditions or natural disasters, including an active hurricane season in the Gulf of Mexico region, where we have a large concentration of customers; or
•	terrorism or hostilities involving the United States or Canada.
     A weakness in the non-residential construction and industrial or non-construction, sectors caused by these or other factors would harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt, and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.
We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.
     The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the Senior Credit Facilities, or the indentures governing our Senior Notes or Senior Secured Notes (collectively the “Notes”), the resulting aging of our rental fleet may cause us to lose our competitive advantage and adversely impact our pricing. In addition, our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ downward pricing, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.
     We may also encounter increased competition from existing competitors or new market entrants in the future, which could harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt.
Our revenues and operating results may fluctuate and unexpected or sustained periods of decline have had and may continue to have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Our revenues and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors which may cause our revenues and operating results to vary:
•	downturn in the North American economy, including the reduced access to capital markets for our customers’ funding of projects, any sustained periods of inflation or deflation, and the resulting negative impact it has on the financial strength of our customers;
•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;
•	the timing of expenditures for new equipment and the disposal of used equipment, including the ability to effectively and efficiently reduce our fleet size by selling in the open market for used equipment;
•	changes in the interest rates applicable to our variable rate debt;
•	general economic conditions in the markets where we operate;
•	the cyclical nature of our customers’ businesses, particularly those operating in the non-residential construction and industrial or non-construction, sectors;
•	rental rate changes in response to competitive factors;
•	our inability to maintain our price levels during long-term periods of economic decline;
•	bankruptcy or insolvency of our competitors leading to a larger than expected amount of used equipment in the open market;
•	bankruptcy or insolvency of our customers, thereby reducing demand for used rental equipment;
•	reduction in the demand for used equipment may result in lower sales prices and volume for used equipment sales;
•	aging of our fleet, ultimately resulting in lower sales prices and volume for used equipment sales;
•	seasonal rental patterns, with rental activity tending to be lowest in the winter;
•	downturn in oil and petrochemical-related sectors from which we derive a large share of our industrial revenue;
•	timing of acquisitions of companies and new location openings and related costs;
•	labor shortages, work stoppages or other labor difficulties;
•	disruptions of fuel supplies or increases in fuel prices;

•	possible unrecorded liabilities of acquired companies;
•	our effectiveness in integrating acquired businesses and new locations into our existing operations; and
•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, impairment of obsolete or damaged equipment or other assets, or the refinancing of our existing debt.
     One or a number of these factors could harm our revenues, financial condition, profitability and cash flows, as well as our ability to service debt, and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.
The non-residential construction market is currently experiencing a downturn which, if sustained, could harm our business, liquidity and results of operations.
     Our business derives a material portion of its revenues from customers in the non-residential construction market and the general slowdown and volatility of the United States economy is having an adverse effect on this business. The non-residential construction industry is expected to continue to decline in 2009 and 2010, as office vacancy rates continue to increase, rental costs decrease, the availability of financing continues to be limited and clarity on the strength of the economy remains uncertain. From time to time, our business that serves the non-residential construction industry has also been adversely affected in various parts of the country by declines in non-residential construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and reduced level of residential construction activity. Continued weakness in the U.S. economy and general uncertainty about current economic conditions will continue to pose a risk to our business as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which would have a continued material negative effect on the demand for our products.
Our reliance on available borrowings under the Senior ABL Facilities and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.
     We rely significantly on available borrowings under the Senior ABL Facilities to operate our business. As of June 30, 2009, we had $373.2 million of available borrowings under the Senior ABL Revolving Facility. The amount of available borrowings under the Senior ABL Facilities is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in the Senior ABL Facilities or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern.
     In addition, if we are unable to generate excess cash from operating activities after servicing our debt due to negative economic or industry trends including, among others, those set forth above under “—Our business has been and may continue to be hurt by an economic downturn, a decline in non-residential construction or industrial or non-construction, activities or a decline in the amount of equipment that is rented” and “—We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations,” and we are not able to finance new equipment acquisitions, we may not be able to make necessary equipment rental acquisitions at all.

The effects of the recent global economic crisis have had and may continue to have a negative impact on our revenue, operating results, or financial condition.
     The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for equipment rental. These macroeconomic developments have had and could continue to have a negative impact on our revenue, profitability, financial condition and liquidity in a number of ways, such as reduced global used equipment demands which in turn could have a negative impact on the OLV for our rental fleet. Additionally, current or potential customers may delay or decrease equipment rentals or may delay paying us or be unable to pay us for prior equipment rentals and services. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, the funding for and realization of capital projects may continue to decrease, which may continue to impact the demand for our rental equipment and services.
Our expenses could increase and our relationships with our customers could be hurt if there is an adverse change in our relationships with our equipment suppliers or if our suppliers are unable to provide us with products we rely on to generate revenues.
     All of our rental equipment consists of products that we purchase from various suppliers and manufacturers, and over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to two suppliers for almost all major equipment categories that we offer for rent. We rely on these suppliers and manufacturers to provide us with equipment which we then rent to our customers. We have not entered into any long-term equipment supply arrangements with manufacturers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, if they fail to continue operating as a going concern, if they significantly raised their costs, or such suppliers or manufacturers simply are unable to supply us with equipment in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including raw material shortages, and, to the extent that we experience any such delays, our business could be hurt by the resulting inability to service our customers. In addition, the payment terms we have negotiated with the suppliers that provide us with the majority of our equipment may not be available to us at a later time.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
     One of the reasons some of our customers find it more attractive to rent equipment than own equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the non-residential construction industry. Some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.
If our operating costs increase as our rental fleet ages and we are unable to pass along such costs, our earnings will decrease.
     As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. As of June 30, 2009, the average age of our rental equipment fleet was approximately 36 months, up 24.1%, from 29 months at June 30, 2008. The increase in 2009 resulted from reductions in capital expenditures. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse affect on our revenues, profitability and financial condition.
Our operational and cost reduction measures may not generate the improvements and efficiencies we expect.
     We have responded to the economic slowdown by employing a number of operational measures. The extent to which these strategies will achieve the desired efficiencies and goals in 2009 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these measures in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability or margins.
The cost of new equipment we use in our rental fleet could increase and therefore we may spend more for replacement equipment, and in some cases we may not be able to procure equipment on a timely basis due to supplier constraints.
     The cost of new equipment used in our rental fleet could increase, primarily due to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Such increases could materially adversely impact our financial condition and results of operations in future periods. In addition, based on changing demands of customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact to our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market.
An impairment of our goodwill could have a material non-cash adverse impact on our results of operations.
     We account for our goodwill under SFAS No. 142 and review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill during the fourth quarter of 2008 and based on our analyses, there was no goodwill impairment recognized during the year ended December 31, 2008. If during 2009 market conditions continue to deteriorate and our outlook deteriorates from the projections we used in the 2008 goodwill impairment test, we may have goodwill impairment during 2009. If such further economic deterioration occurs, we may be required to record charges for goodwill impairments in the future, which could have a material adverse impact on our results of operations and financial condition.
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
     Pursuant to the recapitalization agreement and subject to certain limitations set forth therein, Atlas has agreed to indemnify RSC Holdings and its subsidiaries against and defend us from all losses, including costs and reasonable expenses, resulting from certain claims related to the recapitalization, our business and our former businesses including, without limitation: claims alleging exposure to silica and asbestos; the transfer of certain businesses owned by RSC Holdings but not acquired by the Sponsors in connection with the recapitalization; certain employee-related matters; any activities, operations or business conducted by RSC Holdings or any of its affiliates other than our business; and certain tax matters. Atlas’ indemnity for claims related to alleged exposure to silica entitles us to coverage for one-half of all silica related losses until the aggregate amount of such losses equals $10 million and to coverage for such losses in excess of $10 million until the aggregate amount of such losses equals $35 million. Atlas’ general indemnity for breach of representations and warranties related to our business covers aggregate losses in excess of $33 million, excluding any individual loss of less than $75,000, and the maximum we can recover is 20% of the recapitalization purchase price set forth in the recapitalization agreement, as adjusted in accordance with the recapitalization agreement. Furthermore, Atlas may not have sufficient assets, income and access to financing to enable them to satisfy their indemnification obligations under the recapitalization agreement or to continue to honor those obligations. If Atlas does not satisfy or otherwise honor their obligations, we may be forced to bear the losses described above. Any failure by Atlas to perform these obligations could harm our business. Please see Item 1. “Business – Organizational Overview” in our 2008 Form 10-K for a description of the Recapitalization Agreement and the Recapitalization.
Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operating results.
     Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, materially adversely affect our financial condition or operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions in a timely manner. In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether the result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other potential material adverse effects on our results of operations.
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
     One of the most important factors in our ability to profitably execute our business plan is our ability to attract, develop and retain qualified personnel, including our Chief Executive Officer and operational management. Our success in attracting and retaining qualified people is dependent on the resources available in individual geographic areas and the impact on the labor supply due to general economic conditions as well as our ability to provide a competitive compensation package, including the implementation of adequate drivers of retention and rewards based on performance, and work environment. The departure of any key personnel and our inability to enforce non-competition agreements could have a negative impact on our business.
The impairment of financial institutions may adversely affect us.
     We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, as of June 30, 2009, we had $373.2 million of available borrowings under the Senior ABL Revolving Facility. If any of the lenders that are parties to the Senior ABL Facilities experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on the Senior ABL Facilities could have a material adverse effect on our liquidity which could negatively affect our business, results of operations or ability to maintain the overall quality of our rental fleet.
We are exposed to various possible claims relating to our business and our insurance may not fully protect us against those claims.
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
     If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which could adversely affect our business and lead to lower revenues, as well as additional similar claims being filed.
We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the U.S. securities laws.
     We are required to file certain reports, including annual and quarterly periodic reports, under the Exchange Act. The Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every reporting company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. An independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Compliance with the reporting obligations under the U.S. securities laws places additional burdens on our management, operational and financial resources and systems. To the extent that we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with the reporting obligations under the U.S. securities laws, on a timely basis. Any such failure could harm our business. In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.
Environmental, health and safety laws, regulations and requirements and the costs of complying with them, or any liability or obligation imposed under them, could adversely affect our financial position, results of operations or cash flow.
     Our operations are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations. These laws regulate releases of petroleum products and other hazardous substances into the environment, the storage, treatment, transport and disposal of wastes, and the remediation of soil and groundwater contamination. These laws also regulate our ownership and operation of tanks used for the storage of petroleum products and other regulated substances. In addition, certain of our customers require us to maintain certain safety levels. Failure to maintain such levels could lead to a loss of such customers.
     We have made, and will continue to make, expenditures to comply with environmental, health and safety laws and regulations, including, among others, expenditures for the investigation and cleanup of contamination at or emanating from currently and formerly owned and leased properties, as well as contamination at other locations at which our wastes have reportedly been identified. Some of these laws impose strict and in certain circumstances joint and several liability on current and former owners or operators of contaminated sites and other potentially responsible parties for investigation, remediation and other costs.
     In addition, as climate change issues have become more prevalent, federal, state and local governments, as well as foreign governments, have begun to respond to these issues with increased legislation and regulations. Such legislation and regulations could negatively affect us, our suppliers and our customers. This may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, as well as increased indirect costs resulting from our suppliers, customers, or both incurring additional compliance costs that could get passed through to us.
     Compliance with existing or future environmental, health and safety requirements may require material expenditures by us or otherwise harm our consolidated financial position, results of operations or cash flow.
Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.
     Our operations are principally affected by various statutes, regulations and laws in the U.S. states and Canadian provinces in which we operate. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, transportation, labor and employment practices, competition, immigration and other matters. In addition, we may be indirectly exposed to changes in regulations which affect our customers. Changes in U.S. federal, state or local regulations governing our business could increase our costs of doing business. Moreover, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements. We cannot predict whether future developments in law and regulations concerning our businesses will affect our business financial condition and results of operations in a negative manner.
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
Certain existing stockholders of RSC Holdings have significant control over our company and large ownership positions that could be sold, transferred or distributed.
     As of June 30, 2009, our Sponsors each beneficially owned approximately 33.6% of the outstanding shares of RSC Holdings’ common stock, which results in RSC Holdings being a closely controlled company with the Sponsors having significant influence over: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policy and direction of our business. Ripplewood, Oak Hill, ACF and RSC Holdings are parties to an amended and restated stockholders agreement (the “Stockholders Agreement”) pursuant to which the Sponsors have the right to nominate a majority of the members of RSC Holdings’ Board of Directors and to exercise control over matters requiring stockholder approval and our policy and affairs, for example, by being able to direct the use of proceeds received from this and future security offerings. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of the common stock of RSC Holdings by either or both of the Sponsors, in light of their concentrated holdings of RSC Holdings’ common stock, or the directors, executive officers or other large stockholders of RSC Holdings could adversely affect our ability to obtain financing in the future.
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
Risks Related to our Indebtedness
We have substantial debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business and make payments on our indebtedness.
     We have a substantial amount of debt. As of June 30, 2009, we had $2,357.2 million of debt outstanding.
     Our substantial debt could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations to the holders of our Notes and to the lenders under our Senior Credit Facilities, resulting in possible defaults on and acceleration of such debt;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the Senior Credit Facilities, bears interest at variable rates;
•	place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;
•	limit our ability to refinance our existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, capital expenditures, acquisitions or debt service requirements;
•	limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and
•	limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.
     Any of the foregoing impacts of our substantial indebtedness could harm our business, financial condition and results of operations.
Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantial additional debt, which could further exacerbate the risks associated with our current substantial debt.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of June 30, 2009, our Senior Credit Facilities provided us commitments for additional aggregate borrowings of approximately $373.2 million subject to, among other things, our maintenance of a sufficient borrowing base under such facilities. Both the Senior ABL Facilities and the Second Lien Term Facility permit additional borrowings beyond the committed financing under these facilities under certain circumstances. If new indebtedness is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
     Our Senior Credit Facilities contain covenants that, among other things, restrict our ability to:
•	incur additional indebtedness or provide guarantees;
•	engage in mergers, acquisitions or dispositions of assets;
•	enter into sale-leaseback transactions;
•	make dividends or other restricted payments;
•	prepay other indebtedness;
•	engage in certain transactions with affiliates;
•	make investments;
•	change the nature of our business;
•	incur liens;
•	enter into currency, commodity and other hedging transactions; and

•	amend specified debt agreements.
     In addition, under the Senior ABL Facilities, upon excess availability falling below $100 million we are subject to additional reporting requirements. Upon excess availability falling below $140 million, pursuant to the Extension Credit Agreement Amendment, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter and (2) a specified fixed charge coverage ratio of 1.00 to 1.00. Our ability to comply with these covenants in future periods and our available borrowing capacity under the Senior ABL Facilities will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.
     Each of the indentures governing the Notes’ Indentures also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
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
     These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Also, although the Notes’ Indentures limits our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.
     Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the Notes’ Indentures may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or such indentures that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities, the Senior Notes and the Senior Secured Notes. Any of the events described in this paragraph could have a material adverse effect our financial condition and results of operations and could cause us to become bankrupt or insolvent.

We may not be able to generate sufficient cash to make payments on all of our debt, and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control. As a result, we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
     Our ability to make scheduled payments on or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness, restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, the timing of any such sales may not be advantageous to us and the proceeds that we realize may not be adequate to meet debt service obligations when due.
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
     Indebtedness under the Senior Credit Facilities and the Senior Secured Notes are secured by a lien on substantially all our assets, including pledges of substantially all of the assets of RSC Holdings II, LLC, which consist primarily of the capital stock of RSC Holdings III, LLC. The Senior Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under the Senior Credit Facilities or the Senior Secured Notes, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our Senior Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities and the Senior Secured Notes), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness.
     As of June 30, 2009, substantially all of our consolidated assets, including our equipment rental fleet, has been pledged for the benefit of the lenders under our Senior Credit Facilities and the holders of the Senior Secured Notes. As a result, the lenders under these facilities and the holders of the Senior Secured Notes would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our senior debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom.
     In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.
     Indebtedness we have and may incur under the Senior Credit Facilities bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce our profitability. In addition, we expect the Extension Credit Agreement Amendment, if effected, to increase the interest rates applicable to the extended portion of the Senior ABL Revolving Facility. In addition, recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.
Risks Related to our Common Stock and Market and Economic Factors
Our share price may decline due to the large number of shares eligible for future sale.
     Sales, transfers, or distributions of substantial amounts of our common stock, or the possibility of such by our Sponsors, directors, or executive officers or other large stock holders, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of June 30, 2009, our largest stockholders owned collectively 77.7% of our common stock, with Ripplewood owning 33.6%, Oak Hill owning 33.6%, and Atlas owning 10.5%. Because of our public float and average volume, any sales, transfers or distributions, by any one of or a combination of our largest stockholders, or the perception of the forgoing by investors, may cause the trading price of our common stock to decline.
RSC Holdings is a holding company with no operations of its own that depends on its subsidiaries for cash.
     The operations of RSC Holdings are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of RSC Holdings is obligated to make funds available to RSC Holdings for the payment of dividends. In addition, payments of dividends and interest among the companies in our group may be subject to withholding taxes. Further, the indentures governing the Notes and the Senior Credit Facilities significantly restrict the ability of the subsidiaries of RSC Holdings to pay dividends or otherwise transfer assets to RSC Holdings. See “Risk Factors—Risks Related to Our Indebtedness—Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.” In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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
     Our 2009 annual meeting of stockholders was held on April 28, 2009.
     Proxies for the meeting were solicited pursuant to Regulation 14(a) of the Exchange Act, as amended. There were no solicitations in opposition to management’s nominees for director as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.
1.	The results of the voting by the stockholders to elect four directors to hold office until the 2012 annual meeting of stockholders were as follows:

Director	For	Withheld
Douglas Kaden	83,108,559	5,330,014
Erik Olsson	73,709,886	14,728,687
James H. Ozanne	87,872,272	566,301
Scott Spielvogel	83,102,320	5,336,253
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Dennis J. Nayden, Timothy Collins, Edward Dardani, Pierre E. Leroy, Christopher Minnetian, John R. Monsky, Donald C. Roof and Donald Wagner.
2.	The results of the voting by the stockholders to ratify the appointment of KPMG LLP, as our independent registered public accounting firm for the year ending December 31, 2009, were as follows:

	For	Against	Abstain
Total Shares Voted	88,425,204	12,837	532

Item 5.	Other Information
     None.

Item 6.	Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description

4.1(1)	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.2(1)	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)

4.3(1)	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein)

4.4(1)	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent

10.1(1)	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

(1)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated June 26, 2009 and filed with the Securities and Exchange Commission on July 2, 2009 (file no. 001-33485).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President and Director (Principal Executive Officer)	July 30, 2009

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

4.1(1)	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.2(1)	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)

4.3(1)	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein)

4.4(1)	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent

10.1(1)	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

(1)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated June 26, 2009 and filed with the Securities and Exchange Commission on July 2, 2009 (file no. 001-33485).