Form 10-Q
period 2009-09-30
RSC Holdings Inc.
filed 2009-10-29
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     As of October 28, 2009 there were 103,412,561 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior Credit Facilities and in connection with the Senior Notes or the Senior Secured Notes, RSC Holdings III, LLC, (iii) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (iv) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (v) “ACAB” means Atlas Copco AB, (vi) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (vii) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (viii) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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
     Forward-looking statements include the statements in this Quarterly Report regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; amendments to our credit agreement governing the senior ABL revolving facility; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers some of whom are bidding work at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid testing springing covenants of leverage and fixed charge coverage contained in our senior ABL revolving facility credit agreement;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel or supply costs;

•	heavy reliance on centralized information technology systems; and

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others.
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
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,990	$13,670
Accounts receivable, net of allowance for doubtful accounts of $11,639 and $9,197 at September 30, 2009 and December 31, 2008, respectively	210,204	285,000
Inventory	15,275	19,859
Rental equipment, net of accumulated depreciation of $1,008,334 and $984,115 at September 30, 2009 and December 31, 2008, respectively	1,472,765	1,766,978
Property and equipment, net of accumulated depreciation of $176,620 and $169,710 at September 30, 2009 and December 31, 2008, respectively	132,391	171,156
Goodwill and other intangibles, net	940,253	938,682
Deferred financing costs	56,881	46,877
Other assets	22,059	28,306

Total assets	$2,868,818	$3,270,528

Liabilities and Stockholders’ Equity
Accounts payable	$49,609	$109,542
Accrued expenses and other liabilities	202,824	203,288
Debt	2,248,146	2,569,067
Deferred income taxes	339,010	345,511

Total liabilities	2,839,589	3,227,408

Commitments and contingencies

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,412,561 shares issued and outstanding at September 30, 2009 and 103,373,326 shares issued and outstanding at December 31, 2008)	828,537	824,930
Accumulated deficit	(777,841)	(747,012)
Accumulated other comprehensive loss	(21,467)	(34,798)

Total stockholders’ equity	29,229	43,120

Total liabilities and stockholders’ equity	$2,868,818	$3,270,528

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Equipment rental revenue	$271,547	$418,604	$829,517	$1,195,782
Sale of merchandise	12,633	18,906	40,121	56,152
Sale of used rental equipment	31,384	29,357	123,757	86,043

Total revenues	315,564	466,867	993,395	1,337,977

Cost of revenues:
Cost of equipment rentals, excluding depreciation	138,723	182,747	423,567	521,837
Depreciation — rental equipment	70,169	81,869	217,492	239,331
Cost of merchandise sales	8,775	13,325	28,193	38,159
Cost of used rental equipment sales	30,117	20,479	115,414	60,153

Total cost of revenues	247,784	298,420	784,666	859,480

Gross profit	67,780	168,447	208,729	478,497

Operating expenses:
Selling, general and administrative	31,970	45,271	107,096	125,983
Depreciation and amortization — non-rental equipment and intangibles	10,696	12,603	33,672	37,214
Other operating (gains) losses, net	(119)	276	(233)	(789)

Total operating expenses, net	42,547	58,150	140,535	162,408

Operating income	25,233	110,297	68,194	316,089
Interest expense, net	50,666	48,296	130,911	152,399
Gain on extinguishment of debt, net	(12,489)	—	(12,489)	—
Other (income) expense, net	(75)	327	335	(316)

(Loss) income before (benefit) provision for income taxes	(12,869)	61,674	(50,563)	164,006
(Benefit) provision for income taxes	(7,034)	19,325	(19,734)	59,235

Net (loss) income	$(5,835)	$42,349	$(30,829)	$104,771

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic	103,435	103,303	103,433	103,229

Diluted	103,435	103,602	103,433	103,806

Net (loss) income per common share:
Basic and diluted	$(0.06)	$0.41	$(0.30)	$1.01

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(30,829)	$104,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	251,164	276,545
Amortization of deferred financing costs	8,574	7,281
Amortization of original issue discount	213	—
Share-based compensation expense	3,473	2,797
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(6,329)	(23,828)
Deferred income taxes	(8,618)	22,274
Gain on extinguishment of debt, net	(12,489)	—
Excess tax benefits from share-based payment arrangements	—	(141)
Changes in operating assets and liabilities:
Accounts receivable, net	73,229	(3,720)
Inventory	4,654	(690)
Other assets	4,975	(1,559)
Accounts payable	(60,730)	(106,889)
Accrued expenses and other liabilities	2,930	18,524

Net cash provided by operating activities	230,217	295,365

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(33,236)
Purchases of rental equipment	(33,488)	(230,464)
Purchases of property and equipment	(2,597)	(12,205)
Proceeds from sales of rental equipment	123,757	86,043
Proceeds from sales of property and equipment	10,539	4,350
Insurance proceeds from rental equipment and property claims	3,086	—

Net cash provided by (used in) investing activities	101,297	(185,512)

Cash flows from financing activities:
Proceeds from senior ABL revolving facility	218,016	178,743
Proceeds from issuance of senior secured notes	389,280	—
Payments on senior ABL revolving facility	(495,193)	(272,822)
Payments on senior ABL term loan	(244,375)	(1,875)
Payments on second lien term facility	(137,145)	—
Payments on capital leases and other debt	(31,946)	(28,639)
Payments for deferred financing costs	(23,145)	(580)
Payments for non-deferred financing costs	(3,290)	—
Proceeds from stock option exercises	256	1,339
Excess tax benefits from share-based payment arrangements	—	141
Increase in outstanding checks in excess of cash balances	347	4,201

Net cash used in financing activities	(327,195)	(119,492)

Effect of foreign exchange rates on cash	1,001	(127)

Net increase (decrease) in cash and cash equivalents	5,320	(9,766)
Cash and cash equivalents at beginning of period	13,670	10,039

Cash and cash equivalents at end of period	$18,990	$273

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,402	$137,630
Cash (received) paid for taxes, net	(7,098)	23,422
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$895	$18,153
Accrued deferred financing costs	174	—
Accrued non-deferred financing costs	100	—
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
  Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. For the nine months ended September 30, 2009, the Company generated approximately 83.5% of its revenues from equipment rentals, and it derived the remaining 16.5% of its revenues from sales of used equipment, merchandise and other related items.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.
     In May 2009, the FASB issued changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. Specifically, these changes set forth the following with regards to subsequent events: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. These changes require entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. The Company adopted these changes effective June 30, 2009. In doing so, the Company evaluated subsequent events through October 29, 2009, which is the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. See Note 11 to the unaudited condensed consolidated financial statements for the Company’s disclosures on subsequent events.
     In April 2009, the FASB issued changes to fair value disclosures of financial instruments. These changes require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the interim disclosure requirements effective June 30, 2009. See Note 2 for interim disclosures on the fair value of the Company’s financial instruments.
(2) Fair Value of Financial Instruments
     The fair value of a financial instrument is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The carrying values of cash, accounts receivable and accounts payable approximate fair values due to the short maturity of these financial instruments.
     The fair values of the Company’s senior notes are based on quoted market prices. The fair values of the Company’s senior ABL revolving facility, senior secured notes and second lien term facility are estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital leases approximate the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
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

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in 000s except per share data)
Numerator:
Net (loss) income	$(5,835)	$42,349	$(30,829)	$104,771

Denominator:
Weighted average shares — basic	103,435	103,303	103,433	103,229
Employee stock options	—	299	—	577

Weighted average shares — diluted	103,435	103,602	103,433	103,806

Net (loss) income per common share — basic and diluted	$(0.06)	$0.41	$(0.30)	$1.01

Anti-dilutive securities excluded	5,350	900	5,343	864
     For the three and nine months ended September 30, 2009, no shares of common stock underlying stock options and restricted stock units were included in the computation of diluted earnings per share because the inclusion of such shares would be anti-dilutive based on the net loss reported.
(4) Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss components as of September 30, 2009 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Loss
		(in 000s)
Balance at December 31, 2008	$1,902	$(36,700)	$(34,798)
Foreign currency translation	11,898	—	11,898
Change in fair value of cash flow hedges, net of tax	—	1,433	1,433

Balance at September 30, 2009	$13,800	$(35,267)	$(21,467)

Comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in 000s)
Net (loss) income	$(5,835)	$42,349	$(30,829)	$104,771
Currency translation adjustments	6,621	(4,133)	11,898	(7,075)
Change in fair value of cash flow hedges, net of tax	(3,290)	(2,218)	1,433	(2,296)

Comprehensive (loss) income	$(2,504)	$35,998	$(17,498)	$95,400

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
     During the nine months ended September 30, 2009, the Company closed or consolidated sixteen locations and closed an administrative office. In connection with these closures, the Company recorded charges for location closures of approximately $8.9 million for the nine months ended September 30, 2009. These charges consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to September 30, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit
	and Other	Employee
	Related Costs	Termination	Other Exit Costs
	(1)	Costs (2)	(3)	Total
Closed location reserves at December 31, 2008	$(4,604)	$(397)	$—	$(5,001)
Charges incurred to close locations	(7,445)	(735)	(54)	(8,234)
Cash payments	5,399	969	54	6,422

Closed location reserves at September 30, 2009	$(6,650)	$(163)	$—	$(6,813)

(1)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(2)	Employee termination costs primarily consist of severance payments and related benefits. For the nine months ended September 30, 2009, $0.6 million of these costs are included within cost of equipment rentals and $0.1 million of these costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

(3)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     In addition to the costs included in the above table, the Company recognized $0.7 million of non-cash charges during the nine months ended September 30, 2009 for the write-off of leasehold improvements associated with the closed locations. Charges associated with the write-off of leasehold improvements are included within other operating (gains) losses, net in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2009, the Company also recognized $2.3 million of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. Of the additional severance expense recognized, $2.1 million is included within cost of equipment rentals and $0.2 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(6) Debt
     Debt consists of the following at:

			September 30,		December 31,
			2009		2008
			Deferred
	Interest		Financing
	Rate (a)	Maturity Date	Costs	Debt	Debt
				(in 000s)
Senior ABL revolving facility	4.07%	(b)	$21,367	$404,045	$681,268
Senior ABL term loan	—	(c)	—	—	244,375
Second lien term facility	7.89%	Nov. 2013	11,198	741,536	899,300
Senior secured notes	10.50%	Jul. 2017	9,437	400,000	—
Senior notes	9.50%	Dec. 2014	14,879	620,000	620,000
Capitalized lease obligations	0.50%	Various	—	93,072	124,124

Total			56,881	2,258,653	2,569,067
Original issue discount (d)	n/a	n/a	—	(10,507)	—

Total, net			$56,881	$2,248,146	$2,569,067

(a)	Estimated interest presented is the effective interest rate as of September 30, 2009.

(b)	Of the outstanding balance on the senior ABL revolving facility at September 30, 2009, $104.2 million is due November 2011 with the remaining $299.8 million due August 2013.

(c)	The senior ABL term loan was repaid in July 2009.

(d)	The original issue discount represents the unamortized difference between the $400 million aggregate principal amount of senior secured notes and proceeds received upon issuance.
     As of September 30, 2009, the Company had $647.3 million available for borrowing under the senior ABL revolving facility. A portion of the senior ABL revolving facility is available for swingline loans and for the issuance of letters of credit.
     As of September 30, 2009 the fair value of the Company’s debt was as follows (in 000s):

Fair Value
Senior ABL revolving facility	$404,045
Second lien term facility	659,967
Senior secured notes	432,000
Senior notes	598,300
Capitalized lease obligations	93,072

Total	$2,187,384

     On July 1, 2009, the Company completed a private placement offering of $400 million aggregate principal amount of 10% senior secured notes due July 2017 (the “Offering”). The Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the senior secured notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the senior secured notes, the Company amended its senior ABL revolving facility credit agreement (the “Notes Credit Agreement Amendment”) after obtaining the consent of lenders holding a majority of the outstanding senior ABL term loans and senior ABL revolving commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, the Company used the proceeds from the Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the senior ABL term loan of $243.1 million and pay down $138.2 million of the outstanding balance on the senior ABL revolving facility. Also pursuant to the Notes Credit Agreement Amendment, the total commitment under the Company’s senior ABL revolving facility decreased from $1,450 million to $1,293 million. In connection with the sale of the senior secured notes, RSC granted security interests in, and pledged, substantially all of its tangible and intangible personal property as security for their obligations under the senior secured notes. Such security interests and pledges are substantially similar to assets that secure RSC’s obligations under the senior ABL revolving facility.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In July 2009, upon the completion of the Offering, the Company executed a second amendment to the senior ABL revolving facility credit agreement to extend the maturity date of a portion of the senior ABL revolving facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under the Company’s senior ABL revolving facility decreased from $1,293 million to $1,100 million, of which $280.8 million is due November 2011 (the “Non-Extending” portion) with the remaining $819.2 million (the “Extending” portion) due August 2013. The outstanding balance on the Non-Extending and Extending portions of the senior ABL revolving facility were $104.2 million and $299.8 million, respectively, at September 30, 2009.
     Including the $8.0 million underwriting fee noted above, the Company incurred creditor and third party fees of $23.4 million in connection with the Offering, the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment. The Company capitalized $22.0 million of these fees as deferred financing costs, which were allocated to the senior secured notes and the senior ABL revolving facility. The capitalized fees associated with the senior ABL revolving facility were further allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective terms of each. The Company expensed the remaining fees of $1.4 million, which were directly associated with the repayment of the ABL term loan. In connection with the repayment of the ABL term loan, the Company also expensed $2.3 million of unamortized deferred financing costs. The $3.7 million loss incurred on the repayment of senior ABL term loan is included within gain on extinguishment of debt, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
     In August 2009, the Company executed an amendment to the second lien credit agreement (the “Second Lien Amendment”) to permit the Company to make voluntary discounted prepayments on the outstanding balance of the second lien term facility for a one-year period beginning August 21, 2009, the effective date of the Second Lien Amendment. The aggregate principal amount of such term loans so prepaid may not exceed $300 million.
     In August and September 2009, the Company made cumulative repurchases of $157.7 million principal of the second lien term facility for $137.1 million, or approximately 87% of par value. In connection with the Second Lien Amendment and the repurchases, the Company incurred $2.8 million of creditor and third party fees. The Company capitalized $0.9 million of these fees, which pertained to the Second Lien Amendment, as deferred financing costs and are being amortized over the remaining term of the second lien term facility. The remaining fees of $1.9 million were expensed as incurred. The Company also expensed $2.5 million of unamortized deferred financing costs as a result of these repurchases. The $16.2 million net gain on these repurchases is included within gain on extinguishment of debt, net in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling $700.0 million. In January 2008, the Company entered into an additional interest rate swap agreement for a notional amount of $250.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with portions of the second lien term facility and senior ABL revolving facility, which have variable interest rates. See Note 7 for additional information.
     The Company is in compliance with all applicable debt covenants as of September 30, 2009.
(7) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the debt under the senior ABL revolving facility and the second lien term facility is based on a fluctuating rate of interest measured by reference to an adjusted London interbank offered rate, or “LIBOR”, plus a borrowing margin; or an alternate base rate plus a borrowing margin. In order to hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company utilizes interest rate swaps under which it exchanges floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the second lien term facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at September 30, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three-year period with a weighted average fixed interest of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the senior ABL revolving facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding senior ABL revolving facility was 3.5% for the LIBOR option and 2.5% for the Prime option at September 30, 2009. The borrowing margin on the Non-Extending portion on the outstanding senior ABL revolving facility was 1.75% for the LIBOR option and 0.75% for the Prime option at September 30, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At September 30, 2009 and December 31, 2008, the Company’s interest rate swaps were in a liability position and reported at fair value within accrued expenses and other liabilities in the condensed consolidated balance sheets.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s five interest rate swaps, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company concluded that its interest rate swaps are hedges of specified cash flows. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed at inception and on an ongoing basis. The Company evaluates the effectiveness of its interest rate swaps on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives totaled $35,000 and $298,000 at September 30, 2009 and December 31, 2008, respectively.
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

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The fair value of the liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

September 30,
	2009	December 31, 2008	September 30, 2009	December 31, 2008
			Loss in	Loss in
	Fair Value of	Fair Value of	accumulated OCL	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(net of tax)	(net of tax)
Interest rate swaps (a)	$57,458	$60,028	$35,267	$36,700

(a)	See Note 8 for further discussion on measuring fair value of the interest rate swaps.
     The effect of derivative instruments on comprehensive loss for the nine months ended September 30, 2009 was as follows (in 000s):

Gain
	Loss recognized in	Loss reclassified from	recognized on
	accumulated OCL	accumulated OCL into	ineffective portion
Derivative Type	(net of tax)	expense (net of tax)	of derivative
Interest rate swaps	$10,702	$12,135	$263
(8) Fair Value
Measurements
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows (in 000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	September 30,	for Identical	Inputs	Unobservable
	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$57,458	$—	$57,458	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     As of September 30, 2009, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.
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
     The effective tax rate for the third quarter of 2009 and 2008 was 54.7% (benefit) and 31.3% (provision), respectively. The rate for the third quarter of 2009 differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes, and a $2.4 million discrete income tax benefit relating to the true-up of the Company’s deferred tax liabilities from filing our 2008 federal, state and foreign tax returns. The rate for the third quarter of 2008 was similarly impacted by a $3.2 million discrete income tax benefit relating to the true-up of the Company’s deferred tax liabilities from filing our 2007 federal, state and foreign tax returns.
     The effective tax rate for the nine-month period ending September 30, 2009 and 2008 was 39.0% and 36.1%, respectively. The rate for the 2009 nine-month period differs from the U.S. federal statutory rate due to certain non-deductible permanent items, state income taxes, the $2.4 million discrete income tax benefit discussed previously, and an offsetting expense during the second quarter of 2009 relating to the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The rate for the 2008 nine-month period was impacted by the $3.2 million discrete income tax benefit discussed previously.
(10) Acquisition
     On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on fair value information that was then currently available. During the nine months ended September 30, 2009, the Company revised estimates of fair value for certain acquired assets resulting in a net increase to goodwill of $2.1 million. The asset valuations and other post-close adjustments were finalized during the second quarter of 2009.
(11) Subsequent Event
     In October 2009, the Company repurchased $70.0 million principal on the second lien term facility for $63.7 million, or 91% of par value. In connection with the repurchase, the Company incurred $0.2 million of third party fees, which were expensed as incurred. The Company also expensed $1.1 million of unamortized deferred financing costs as a result of the repurchase. The $5.0 million net gain on the repurchase was recognized in October 2009 as a gain on extinguishment of debt, net.
     In October 2009, the Company reduced the notional amount of an interest rate swap from $100.0 million to approximately $71.5 million. The interest rate swap, which has a scheduled termination date of October 2010, is designed to hedge the benchmark portion of interest associated with a portion of the second lien term facility. The Company paid a $1.2 million fee in connection with the partial settlement of this swap agreement.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 464 rental locations across 10 regions in 40 U.S. states and 3 Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended September 30, 2009 and September 30, 2008, we generated approximately 86.1% and 89.7% of our revenues from equipment rentals, respectively, and we derived the remaining 13.9% and 10.3% of our revenues from sales of used equipment, merchandise and other related items, respectively. For the nine months ended September 30, 2009 and September 30, 2008, we generated approximately 83.5% and 89.4% of our revenues from equipment rentals, respectively, and we derived the remaining 16.5% and 10.6% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, (loss) income before (benefit) provision for income taxes and net (loss) income for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$315.6	$466.9	$993.4	$1,338.0
(Loss) income before (benefit) provision for income taxes	(12.9)	61.7	(50.6)	164.0
Net (loss) income	(5.8)	42.3	(30.8)	104.8
     We manage our operations through the application of a disciplined, yet highly flexible business model, in which we utilize various financial and operating metrics to measure our operating performance and make decisions on the acquisition and disposal of rental fleet and the allocation of resources to and among our locations. Key metrics that we regularly review on a consolidated basis include Adjusted EBITDA, fleet utilization, average fleet age and original equipment fleet cost. The following is a summary of these key operating metrics:

	Three Months Ended (or at)		Nine Months Ended (or at)
	September 30,		September 30,
	2009	2008	2009	2008
Adjusted EBITDA (in millions) (a)	$107.3	$205.7	$322.8	$595.4
Fleet utilization (b)	58.9%	72.3%	58.0%	70.9%
Average fleet age at period end (months)	38	31	38	31
Original equipment fleet cost (in millions) (c)	$2,394	$2,771	$2,394	$2,771

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including gain on extinguishment of debt, net, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under U.S. Generally Accepted Accounting Principles (“GAAP”). See reconciliation between net (loss) income and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as average dollar value of equipment rented by customers (based on original equipment fleet cost) for the relevant period divided by the aggregate dollar value of all equipment (based on original cost).

(c)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources are assigned a comparable original equipment cost (“OEC”) dollar value at the time of purchase.
     During the three and nine months ended September 30, 2009, our Adjusted EBITDA decreased $98.4 million and $272.6 million, respectively, as compared to the same prior year periods, or 47.9% and 45.8%, from $205.7 million and $595.4 million in the three and nine months ended September 30, 2008. The decrease was driven by a decline in equipment rental revenue and a decrease in used equipment sales margins. The decrease in equipment rental revenue was due primarily to a decline in rental volume and to a lesser extent a decline in price and the decrease in margins on used equipment sales was due to an increase in the supply of used equipment relative to demand combined with an increase in the use of low-margin auction channels.
     For the three and nine months ended September 30, 2009, our fleet utilization decreased 13.4% or 1,340 basis points and 12.9% or 1,290 basis points, respectively, as compared to the same prior year periods. These decreases were primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial, or non-construction markets.
     Average fleet age at September 30, 2009 was 38 months, up 22.6%, from 31 months at September 30, 2008. The increase in 2009 resulted from reductions in capital expenditures. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment fleet cost at September 30, 2009 was $2,394 million, down 13.6%, from $2,771 million at September 30, 2008. The decrease in 2009 was due primarily to an increase in the sale of used rental equipment and a reduction in capital expenditures.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction, markets. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 42% of our rental revenues during the nine months ended September 30, 2009. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen in the first nine months of 2009 with demand and pricing falling below prior year levels. We expect demand to worsen in the fourth quarter of 2009 as compared to the fourth quarter of 2008.
     Our business with industrial or non-construction customers, which accounted for approximately 55% of our rental revenues during the nine months ended September 30, 2009, is less exposed to cyclicality than the non-residential market as we tap into those customers’ maintenance, repairs and capital improvement budgets. We do not expect the industrial market to be affected as significantly as the non-residential market; however we expect this market to weaken in the fourth quarter of 2009 as compared to the fourth quarter of 2008.
     We continue to respond to the economic slowdown by employing a number of financial and operational measures, which include the following:

•	Closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	Expanding and diversifying our presence in industrial or non-construction, markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	Minimizing capital expenditures;

•	Reducing headcount;

•	Divesting excess rental fleet, which generates cash and improves fleet utilization;

•	Utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our senior ABL revolving facility;

•	Restructuring our debt to extend existing maturities and replace shorter term obligations with longer term obligations; and

•	Implementing cost reduction measures throughout our business.
Location Closures and Headcount Reduction
     As part of our disciplined approach to managing our operations, we actively identify locations with operating margins that consistently fall below our performance standards. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the three and nine months ended September 30, 2009, we closed or consolidated one and sixteen locations, respectively. We also closed an administrative office during the second quarter of 2009. In connection with these closures we recorded charges of approximately $0.3 million and $8.9 million in the three and nine months ended September 30, 2009, respectively. These costs consisted of lease termination fees, employee severance costs, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. The $0.3 million recognized in the three months ended September 30, 2009 was included within cost of equipment rentals in the unaudited condensed consolidated statements of operations. Of the $8.9 million recognized in the nine months ended September 30, 2009, $8.1 million was included within cost of equipment rentals, $0.7 million associated with the write-off of leasehold improvements was included within other operating (gains) losses, net and $0.1 million was included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
     During the three and nine months ended September 30, 2009, we also recognized $0.7 million and $2.3 million, respectively, of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. The $0.7 million of additional severance recognized in the three months ended September 30, 2009 was included within cost of equipment rentals in the unaudited condensed consolidated statements of operations. Of the $2.3 million of additional severance recognized in the nine months ended September 30, 2009, $2.1 million was included within cost of equipment rentals and $0.2 million was included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
$400 million Senior Secured Notes Offering
     On July 1, 2009, we completed a private placement offering of $400 million aggregate principal amount of 10% senior secured notes due July 2017 (the “Offering”). The Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the senior secured notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the senior secured notes, we amended our senior ABL revolving facility credit agreement (the “Notes Credit Agreement Amendment”) after obtaining the consent of lenders holding a majority of the outstanding senior ABL term loans and senior ABL revolving commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, we used the proceeds from the Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the senior

ABL term loan of $243.1 million and pay down $138.2 million of the outstanding balance on the senior ABL revolving facility. Also pursuant to the Notes Credit Agreement Amendment, the total commitment under our senior ABL revolving facility decreased from $1,450 million to $1,293 million.
     In July 2009, upon the completion of the Offering, we executed a second amendment to the senior ABL revolving facility credit agreement to extend the maturity date of a portion of the senior ABL revolving facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under our senior ABL revolving facility decreased from $1,293 million to $1,100 million, of which $280.8 million is due November 2011 (the “Non-Extending” portion) with the remaining $819.2 million (the “Extending” portion) due August 2013. The outstanding balance on the Non-Extending and Extending portions of the senior ABL revolving facility were $104.2 million and $299.8 million, respectively, at September 30, 2009.
     Including the $8.0 million underwriting fee noted above, we incurred creditor and third party fees of $23.4 million in connection with the Offering, the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment. We capitalized $22.0 million of these fees as deferred financing costs, which were allocated to the senior secured notes and the senior ABL revolving facility. The capitalized fees associated with the senior ABL revolving facility were further allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective terms of each. We expensed the remaining fees of $1.4 million, which were directly associated with the repayment of the ABL term loan. In connection with the repayment of the ABL term loan, we also expensed $2.3 million of unamortized deferred financing costs. The $3.7 million loss incurred on the repayment of ABL term loan is included within gain on extinguishment of debt, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
Second Lien Term Facility Amendment and Repurchase Transactions
     In August 2009, we executed an amendment to the second lien credit agreement (the “Second Lien Amendment”) to permit the Company to make voluntary discounted prepayments on the outstanding balance of the second lien term facility for a one-year period beginning August 21, 2009, the effective date of the Second Lien Amendment. The aggregate principal amount of such term loans so prepaid may not exceed $300 million.
     In August and September 2009, we made cumulative repurchases of $157.7 million principal of the second lien term facility for $137.1 million, or approximately 87% of par value. In connection with the Second Lien Amendment and the repurchases, we incurred $2.8 million of creditor and third party fees. We capitalized $0.9 million of these fees, which pertained to the Second Lien Amendment, as deferred financing costs and are being amortized over the remaining term of the second lien term facility. The remaining fees of $1.9 million were expensed as incurred. We also expensed $2.5 million of unamortized deferred financing costs as a result of these repurchases. The $16.2 million net gain on these repurchases is included within gain on extinguishment of debt, net in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009.
Subsequent Events
     In October 2009, we repurchased $70.0 million principal on the second lien term facility for $63.7 million, or 91% of par value. In connection with the repurchase, we incurred $0.2 million of third party fees, which were expensed as incurred. We also expensed $1.1 million of unamortized deferred financing costs as a result of the repurchase. The $5.0 million net gain on the repurchase was recognized in October 2009 as a gain on extinguishment of debt, net.
     In October 2009, we reduced the notional amount of an interest rate swap from $100.0 million to approximately $71.5 million. The interest rate swap, which has a scheduled termination date of October 2010, is designed to hedge the benchmark portion of interest associated with a portion of the second lien term facility. We paid a $1.2 million fee in connection with the partial settlement of this swap agreement.

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
     Other operating (gains) losses, net are gains and losses resulting from the disposition of non-rental assets. Other operating gains and losses represent the difference between proceeds received upon disposition of non-rental assets (if any) and the net book value of the asset at the time of disposition.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
	(unaudited)
Revenues:
Equipment rental revenue	$271,547	$418,604	86.1%	89.7%	$(147,057)	(35.1)%
Sale of merchandise	12,633	18,906	4.0	4.0	(6,273)	(33.2)
Sale of used rental equipment	31,384	29,357	9.9	6.3	2,027	6.9

Total revenues	315,564	466,867	100.0	100.0	(151,303)	(32.4)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	138,723	182,747	44.0	39.1	(44,024)	(24.1)
Depreciation — rental equipment	70,169	81,869	22.2	17.5	(11,700)	(14.3)
Cost of merchandise sales	8,775	13,325	2.8	2.9	(4,550)	(34.1)
Cost of used rental equipment sales	30,117	20,479	9.5	4.4	9,638	47.1

Total cost of revenues	247,784	298,420	78.5	63.9	(50,636)	(17.0)

Gross profit	67,780	168,447	21.5	36.1	(100,667)	(59.8)

Operating expenses
Selling, general and administrative	31,970	45,271	10.1	9.7	(13,301)	(29.4)
Depreciation and amortization — non-rental equipment and intangibles	10,696	12,603	3.4	2.7	(1,907)	(15.1)
Other operating (gains) losses, net	(119)	276	—	0.1	(395)	n/a

Total operating expenses, net	42,547	58,150	13.5	12.5	(15,603)	(26.8)

Operating income	25,233	110,297	8.0	23.6	(85,064)	(77.1)
Interest expense, net	50,666	48,296	16.1	10.3	2,370	4.9
Gain on extinguishment of debt, net	(12,489)	—	(4.0)	—	(12,489)	n/a
Other (income) expense, net	(75)	327	—	0.1	(402)	n/a

(Loss) income before (benefit) provision for income taxes	(12,869)	61,674	(4.1)	13.2	(74,543)	n/a
(Benefit) provision for income taxes	(7,034)	19,325	(2.2)	4.1	(26,359)	n/a

Net (loss) income	$(5,835)	$42,349	(1.8)%	9.1%	$(48,184)	n/a

     Total revenues decreased $151.3 million, or 32.4%, from $466.9 million for the three months ended September 30, 2008 to $315.6 million for the three months ended September 30, 2009. Equipment rental revenue decreased $147.1 million, or 35.1%, from $418.6 million for the three months ended September 30, 2008 to $271.5 million for the three months ended September 30, 2009. The decrease in equipment rental revenue is primarily the result of a $107.6 million, or 25.7%, decrease in rental volume and a $39.5 million, or 9.4%, decrease in rental rates. The decrease in rental volume includes a $0.8 million decrease due to currency rate changes.
     Sale of merchandise revenues decreased $6.3 million, or 33.2%, from $18.9 million for the three months ended September 30, 2008 to $12.6 million for the three months ended September 30, 2009. The decrease is due primarily to a decline in rental volume and an increase in location closures.
     Revenues from the sale of used rental equipment increased $2.0 million, or 6.9%, from $29.4 million for the three months ended September 30, 2008 to $31.4 million for the three months ended September 30, 2009. During the third quarter of 2009 we continued our initiative to sell used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.
     Cost of equipment rentals, excluding depreciation, decreased $44.0 million, or 24.1%, from $182.7 million for the three months ended September 30, 2008 to $138.7 million for the three months ended September 30, 2009, due primarily to a decrease in rental volume and a decrease in the average price of fuel. In addition, location closure and employee severance costs declined in the third quarter of 2009 as compared to the third quarter of 2008. Location closure costs consist primarily of lease termination fees, severance costs and freight costs incurred to transport fleet to other locations. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 43.7% for the three months ended September 30, 2008 to 51.1% for the three months ended September 30, 2009. The increase is due primarily to a 9.4% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $11.7 million, or 14.3%, from $81.9 million for the three months ended September 30, 2008 to $70.2 million for the three months ended September 30, 2009. The decrease is due to a decline in the net book value of our rental fleet during the third quarter of 2009 as compared with the third quarter of 2008. The decline in the net book value of our rental fleet is attributable to an increase in used equipment sales and a decrease in capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 19.6% in the three months ended September 30, 2008 to 25.8% in the three months ended September 30, 2009. This increase is due to a 35.1% drop in rental equipment revenue in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
     Cost of merchandise sales decreased $4.5 million, or 34.1%, from $13.3 million for the three months ended September 30, 2008 to $8.8 million for the three months ended September 30, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales increased slightly from 29.5% for the three months ended September 30, 2008 to 30.5% for the three months ended September 30, 2009.
     Cost of used rental equipment sales increased $9.6 million, or 47.1%, from $20.5 million for the three months ended September 30, 2008 to $30.1 million for the three months ended September 30, 2009. The increase is due primarily to the 6.9% increase in sales of used rental equipment for the three months ended September 30, 2009. Gross margin for the sale of used rental equipment decreased from 30.2% for the three months ended September 30, 2008 to 4.0% for the three months ended September 30, 2009. An increase in the market supply of used equipment available for sale and lower realized retail prices combined with an increase in our use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses decreased $13.3 million, or 29.4%, from $45.3 million for the three months ended September 30, 2008 to $32.0 million for the three months ended September 30, 2009. The decrease is due primarily to decreases in sales commissions, professional fees and sales and administrative salaries expense. Selling, general and administrative expenses increased as a percentage of total revenues from 9.7% for the three months ended September 30, 2008 to 10.1% for the three months ended September 30, 2009. The increase as a percentage of revenues is primarily due to certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment and intangibles decreased $1.9 million, or 15.1%, from $12.6 million for the three months ended September 30, 2008 to $10.7 million for the three months ended September 30, 2009. The decrease is primarily due to a reduction in the number of capitalized leased vehicles during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was also driven by non-rental asset dispositions resulting from location closures occurring during the three months ended December 31, 2008 and the nine months ended September 30, 2009.
     Gain on extinguishment of debt, net was $12.5 million for the three months ended September 30, 2009 and consists of a $16.2 million net gain from the pay-down of our second lien term facility offset by a $3.7 million loss from the extinguishment of our senior ABL term loan. The $16.2 million net gain associated with the second lien facility includes a $20.6 million gain, which represents the difference between carrying value of the second lien debt and the repurchase price offset by $1.9 million of creditor and third party fees incurred to amend and pay-down the second lien as well as $2.5 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our senior ABL term loan includes $1.4 million of creditor fees to amend our ABL facilities credit agreement and $2.3 million of unamortized deferred financing costs that were expensed.
     Interest expense, net increased $2.4 million, or 4.9%, from $48.3 million for the three months ended September 30, 2008 to $50.7 million for the three months ended September 30, 2009, primarily due to an increase in amortization of deferred financing costs and an increase in fees on the unused portion of senior ABL revolving facility partially offset by lower debt balances. The increase in the amortization of deferred financing costs was primarily due to $22.0 million of new costs associated with the senior secured notes Offering, the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment that were capitalized in the three months ended September 30, 2009. The increase in fees on the unused portion of the senior ABL revolving facility was due to an increase in availability on the senior ABL facility and an increase in the unutilized fee percentage during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
     The benefit for income taxes was $7.0 million for the three months ended September 30, 2009 as compared to a provision for income taxes of $19.3 million for the three months ended September 30, 2008. The benefit for income taxes was due to a pre-tax net loss for the three months ended September 30, 2009 while the provision for income taxes was due to pre-tax net income for the three months ended September 30, 2008. The effective tax rate for the third quarter of 2009 and 2008 was 54.7% (benefit) and 31.3% (provision), respectively. The rate for the third quarter of 2009 differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes, and a $2.4 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns. The rate for the third quarter of 2008 was similarly impacted by a $3.2 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2007 federal, state and foreign tax returns.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
	(unaudited)
Revenues:
Equipment rental revenue	$829,517	$1,195,782	83.5%	89.4%	$(366,265)	(30.6)%
Sale of merchandise	40,121	56,152	4.0	4.2	(16,031)	(28.5)
Sale of used rental equipment	123,757	86,043	12.5	6.4	37,714	43.8

Total revenues	993,395	1,337,977	100.0	100.0	(344,582)	(25.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	423,567	521,837	42.6	39.0	(98,270)	(18.8)
Depreciation — rental equipment	217,492	239,331	21.9	17.9	(21,839)	(9.1)
Cost of merchandise sales	28,193	38,159	2.8	2.9	(9,966)	(26.1)
Cost of used rental equipment sales	115,414	60,153	11.6	4.5	55,261	91.9

Total cost of revenues	784,666	859,480	79.0	64.2	(74,814)	(8.7)

Gross profit	208,729	478,497	21.0	35.8	(269,768)	(56.4)

Operating expenses
Selling, general and administrative	107,096	125,983	10.8	9.4	(18,887)	(15.0)
Depreciation and amortization — non-rental equipment and intangibles	33,672	37,214	3.4	2.8	(3,542)	(9.5)
Other operating gains, net	(233)	(789)	—	(0.1)	556	n/a

Total operating expenses, net	140,535	162,408	14.1	12.1	(21,873)	(13.5)

Operating income	68,194	316,089	6.9	23.6	(247,895)	(78.4)
Interest expense, net	130,911	152,399	13.2	11.4	(21,488)	(14.1)
Gain on extinguishment of debt, net	(12,489)	—	(1.3)	—	(12,489)	n/a
Other expense (income), net	335	(316)	—	—	651	n/a

(Loss) income before (benefit) provision for income taxes	(50,563)	164,006	(5.1)	12.3	(214,569)	n/a
(Benefit) provision for income taxes	(19,734)	59,235	(2.0)	4.4	(78,969)	n/a

Net (loss) income	$(30,829)	$104,771	(3.1)%	7.8%	$(135,600)	n/a

     Total revenues decreased $344.6 million, or 25.8% from $1,338.0 million for the nine months ended September 30, 2008 to $993.4 million for the nine months ended September 30, 2009. Equipment rental revenue decreased $366.3 million, or 30.6%, from $1,195.8 million for the nine months ended September 30, 2008 to $829.5 million for the nine months ended September 30, 2009. The decrease in equipment rental revenue is primarily the result of a $282.7 million, or 23.6%, decrease in rental volume and an $83.6 million, or 7.0%, decrease in rental rates.
     Sale of merchandise revenues decreased $16.0 million, or 28.5%, from $56.2 million for the nine months ended September 30, 2008 to $40.1 million for the nine months ended September 30, 2009. The decrease is due primarily to a decline in rental volume and an increase in location closures.
     Revenues from the sale of used rental equipment increased $37.7 million, or 43.8%, from $86.0 million for the nine months ended September 30, 2008 to $123.8 million for the nine months ended September 30, 2009. During the first nine months of 2009 we continued our initiative to sell used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.

     Cost of equipment rentals, excluding depreciation, decreased $98.3 million, or 18.8%, from $521.8 million for the nine months ended September 30, 2008 to $423.6 million for the nine months ended September 30, 2009, due to a 23.6% decrease in rental volume offset by a $1.2 million increase in costs associated with closed locations and severance costs attributable to a reduction in workforce. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 43.6% for the nine months ended September 30, 2008 to 51.1% for the nine months ended September 30, 2009. The increase is due primarily to a 7.0% decrease in equipment rental rates and the $1.2 million increase in costs incurred to close underperforming locations and reduce headcount.
     Depreciation of rental equipment decreased $21.8 million, or 9.1%, from $239.3 million for the nine months ended September 30, 2008 to $217.5 million for the nine months ended September 30, 2009. The decrease is due to a decline in the net book value of our rental fleet during the first nine months of 2009 as compared with the first nine months of 2008. The decline in the net book value of our rental fleet is attributable to an increase in used equipment sales and a decrease in capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 20.0% in the nine months ended September 30, 2008 to 26.2% in the nine months ended September 30, 2009. This increase is due a 30.6% drop in rental equipment revenue in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
     Cost of merchandise sales decreased $10.0 million, or 26.1%, from $38.2 million for the nine months ended September 30, 2008 to $28.2 million for the nine months ended September 30, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 32.0% for the nine months ended September 30, 2008 to 29.7% for the nine months ended September 30, 2009, due to modest increases in the provisions for inventory shrinkage and obsolescence.
     Cost of used rental equipment sales increased $55.3 million, or 91.9%, from $60.2 million for the nine months ended September 30, 2008 to $115.4 million for the nine months ended September 30, 2009. The increase is due primarily to the 43.8% increase in sales of used rental equipment for the nine months ended September 30, 2009. Gross margin for the sale of used rental equipment decreased from 30.1% for the nine months ended September 30, 2008 to 6.7% for the nine months ended September 30, 2009. An increase in the market supply of used equipment available for sale and lower realized retail prices combined with an increase in our use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses decreased $18.9 million, or 15.0%, from $126.0 million for the nine months ended September 30, 2008 to $107.1 million for the nine months ended September 30, 2009. The decrease is due primarily to a decrease in sales commissions and to a lesser extent decreases in direct marketing costs, professional fees and sales and administrative salaries expense. Selling, general and administrative expenses increased as a percentage of total revenues from 9.4% for the nine months ended September 30, 2008 to 10.8% for the nine months ended September 30, 2009. The increase as a percentage of revenues is primarily due to an increase in the provision for doubtful accounts of $3.9 million as well as certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment and intangibles decreased $3.5 million, or 9.5%, from $37.2 million for the nine months ended September 30, 2008 to $33.7 million for the nine months ended September 30, 2009. The decrease is due to a reduction in the number of leased vehicles during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2009. The decrease was also driven by non-rental asset dispositions resulting from location closures occurring during the three months ended December 31, 2008 and the nine months ended September 30, 2009.
     Other operating gains, net were $0.2 million for the nine months ended September 30, 2009 as compared to $0.8 million for the nine months ended September 30, 2008. The $0.6 million decrease in the 2009 versus 2008 nine-month period was primarily attributable to leasehold improvement write-offs associated with location closures.
     Gain on extinguishment of debt, net was $12.5 million for the nine months ended September 30, 2009 and consists of a $16.2 million gain from the pay-down of our second lien term facility offset by a $3.7 million loss from the extinguishment of our senior ABL term loan. The $16.2 million net gain associated with the second lien facility includes a $20.6 million gain, which represents the difference between carrying value of the second lien debt and the repurchase price offset by $1.9 million of creditor and third party fees incurred to amend and pay-down the second lien as well as $2.5 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our senior ABL term loan includes $1.4 million of creditor fees to amend our ABL facilities credit agreement and $2.3 million of unamortized deferred financing costs that were expensed.
     Interest expense, net decreased $21.5 million, or 14.1%, from $152.4 million for the nine months ended September 30, 2008 to $130.9 million for the nine months ended September 30, 2009, primarily due to lower debt levels and interest rates.
     The benefit for income taxes was $19.7 million for the nine months ended September 30, 2009 as compared to a provision for income taxes of $59.2 million for the nine months ended September 30, 2008. The benefit for income taxes was due to a pre-tax net loss for the nine months ended September 30, 2009 while the provision for income taxes was due to pre-tax net income for the nine months ended September 30, 2008. The effective tax rate for the nine-month period ending September 30, 2009 and 2008 was 39.0% and 36.1%, respectively. The rate for the 2009 nine-month period differs from the U.S. federal statutory rate due to certain non-deductible permanent items, state income taxes, the $2.4 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns, and an offsetting expense during the second quarter of 2009 relating to the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The rate for the 2008 nine-month period was impacted by the $3.2 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2007 federal, state and foreign tax returns.
     Liquidity and Capital Resources
Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations, which includes cash received from the sale of used rental equipment, and secondarily from borrowings available under the revolving portion of our senior ABL revolving facility. Our business is highly capital intensive, requiring significant investments in order to expand our rental fleet during periods of growth and smaller investments required to maintain and replace our rental fleet during times of weakening rental demand.
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our senior ABL revolving facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended
	September 30,
	2009	2008
	(in 000s)
Net cash provided by operating activities	$230,217	$295,365
Net cash provided by (used in) investing activities	101,297	(185,512)
Net cash used in financing activities	(327,195)	(119,492)
Effect of foreign exchange rates on cash	1,001	(127)

Net increase (decrease) in cash and cash equivalents	$5,320	$(9,766)

     As of September 30, 2009, we had cash and cash equivalents of $19.0 million, an increase of $5.3 million from December 31, 2008. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our senior ABL revolving facility.

     Operating activities — Net cash provided by operating activities during the nine months ended September 30, 2009 consisted of the add-back of non-cash items and other adjustments of $236.0 million and a decrease in operating assets (net of operating liabilities) of $25.0 million offset by a net loss of $30.8 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in a cash inflow of $73.2 million offset by the settlement of accounts payable resulting in a cash outflow of $60.7 million.
     Investing activities — Net cash provided by investing activities during the nine months ended September 30, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $134.3 million. We also received $3.1 million of insurance proceeds from rental equipment and property claims. Capital expenditures of $36.1 million include purchases of rental and non-rental equipment.
     The increase in net cash provided by investing activities during the nine months ended September 30, 2009 as compared to the same prior year period is primarily attributable to an increase in proceeds from the sale of used rental equipment and a decrease in capital expenditures for rental equipment. The increase in proceeds during the nine months ended September 30, 2009 was due to our continued efforts to accelerate sales of used rental equipment in response to a drop in rental demand. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The deceleration in the growth of rental revenue also reduced our need to purchase rental equipment. We intend to continue a reduction in our capital expenditures during the fourth quarter of 2009 as compared to the fourth quarter of 2008.
     Financing activities — Net cash used in financing activities during the nine months ended September 30, 2009 consists primarily of $277.2 million net payments on our senior ABL revolving facility, $244.4 million of payments to extinguish our senior ABL term loan and $137.1 million of prepayments on our second lien term facility. We also repaid $31.9 million on our other debt obligations and paid $26.4 million of deferred and non-deferred financing costs of which $23.2 million pertains to costs associated with the senior secured notes Offering, the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment and $2.7 million pertains to costs associated with the Second Lien Amendment and the second lien term facility repurchases. These cash outflows were offset by $389.3 million of proceeds from the senior secured notes Offering.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2009, we had $2.2 billion of indebtedness outstanding, consisting primarily of $404.0 million under the senior ABL revolving facility, $741.5 million under the second lien term facility, $620.0 million of senior notes and $400.0 million of senior secured notes, net of an unamortized original issue discount of $10.5 million.
     As of September 30, 2009, we had an outstanding balance of $404.0 million on our senior ABL revolving facility leaving $647.3 million available for future borrowings. The available borrowings of $647.3 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the nine months ended September 30, 2009, we borrowed $218.0 million under the senior ABL revolving facility and repaid $495.2 million. In addition, we repaid the $244.4 million outstanding balance on the term loan portion of the senior ABL facility.
     The senior ABL revolving facility and the second lien term facility contain a number of covenants that, among other things, limit or restrict our ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make other investments; change the nature of its business; incur liens; and, with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The indentures governing the senior notes and the senior secured notes also contain restrictive covenants that, among other things, limit our ability to incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the senior ABL revolving facility, upon excess availability falling below $140.0 million, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of any test period during any period set forth in the following table:

Consolidated
Fiscal Quarter Ending	Leverage Ratio
September 30, 2009	4.50:1.00
December 31, 2009	4.50:1.00
March 31, 2010 and at all times thereafter	4.25:1.00
     Excess availability did not fall below $140.0 million and we were therefore not required to comply with the specified financial ratios and tests as of September 30, 2009. However, if the coverage ratio and leveraged ratio tests had been triggered by a reduction in excess availability under the senior ABL revolving facility as of September 30, 2009, we would have been in compliance with such financial ratios and tests. As of September 30, 2009, our fixed charge coverage ratio was 2.46 to 1.00 and the leverage ratio was 4.33 to 1.00, as calculated in accordance with the credit agreement.
     Substantially all of our rental equipment and all our other assets are subject to liens under our senior ABL revolving facility, our second lien term facility and our senior secured notes and none of such assets are available to satisfy the general claims of our creditors.
Outlook
     We believe that cash generated from operations, together with amounts available under the senior ABL revolving facility, as amended in July 2009, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.
     In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2009. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Assuming certain payment conditions under the Senior ABL revolving facility credit agreement are satisfied, our second lien term facility limits our capacity to repurchase common stock or make optional payments on senior unsecured debt securities. This limitation at September 30, 2009 was $116.8 million, when considering a total basket of $150.0 million, net of $33.2 million of usage. We are also limited to $50.0 million in cash dividends in 2009.
Adjusted EBITDA
     As a supplement to the financial statements in this Quarterly Report, which are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including gain on extinguishment of debt, net, share-based compensation and other (income) expense, net. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, Adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use Adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate Adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies. The table below provides a reconciliation between net (loss) income, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in 000s)
Net (loss) income	$(5,835)	$42,349	$(30,829)	$104,771
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	80,865	94,472	251,164	276,545
Interest expense, net	50,666	48,296	130,911	152,399
(Benefit) provision for income taxes	(7,034)	19,325	(19,734)	59,235

EBITDA	$118,662	$204,442	$331,512	$592,950

Adjustments:
Gain on extinguishment of debt, net	(12,489)	—	(12,489)	—
Share-based compensation	1,179	957	3,473	2,797
Other (income) expense, net	(75)	327	335	(316)

Adjusted EBITDA	$107,277	$205,726	$322,831	$595,431

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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. We adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our results of operations, financial position or notes to the condensed consolidated financial statements.
     In May 2009, the FASB issued changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. Specifically, these changes set forth the following with regards to subsequent events: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. These changes require entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading.

We adopted these changes effective June 30, 2009. In doing so, we evaluated subsequent events through October 29, 2009, which is the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. See Note 11 to the unaudited condensed consolidated financial statements for our disclosures on subsequent events.
     In April 2009, the FASB issued changes to fair value disclosures of financial instruments. These changes require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted the interim disclosure requirements, effective June 30, 2009. See Note 2 of our unaudited condensed consolidated financial statements for interim disclosures on the fair value of our financial instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
     We have a significant amount of debt under the senior ABL revolving facility and the second lien term facility with variable rates of interest based generally on adjusted LIBOR, or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the senior ABL revolving facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of September 30, 2009, our net interest expense for the nine months ended September 30, 2009 would have increased by an estimated $5.2 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $12.3 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the second lien term facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at September 30, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement is intended to hedge the benchmark portion of interest associated with a portion of the senior ABL revolving facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding senior ABL revolving facility was 3.5% for the LIBOR option and 2.5% for the Prime option at September 30, 2009. The borrowing margin on the Non-Extending portion of the outstanding senior ABL revolving facility was 1.75% for the LIBOR option and 0.75% for the Prime option at September 30, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis. Including the $700.0 million of the second lien term facility and the $250.0 million of the senior ABL revolving facility that were hedged as of September 30, 2009, 87.2% of our $2.2 billion of debt at September 30, 2009 had fixed rate interest.
Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2009 and September 30, 2008, 4.9% and 5.6%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S.

and Canadian dollars. Based upon the level of our Canadian operations during the nine months ended September 30, 2009, relative to our operations as a whole, a 10% increase in this exchange rate would have reduced net loss by less than $0.3 million for the nine months ended September 30, 2009.

Item 4.	Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors set forth below update and replace those set forth in their entirety in our Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 30, 2009.

Risks Relating to Our Business
Our business has been and may continue to be hurt by an economic downturn, a decline in non-residential construction or industrial or non-construction, activities or a decline in the amount of equipment that is rented.
     For the three and nine months ended September 30, 2009, our non-residential construction and industrial or non-construction, customers together accounted for approximately 97% of our rental revenues. Weakness in non-residential construction or industrial or non-construction, activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. In addition, an economic downturn in those regions where we have significant operations could disproportionately harm our financial condition, results of operations and cash flows. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial or non-construction, sectors:
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
Our reliance on available borrowings under the Senior ABL Revolving Facility and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.
     Our Senior ABL Term Facility was repaid and terminated effective July 1, 2009. However, we rely significantly on available borrowings under the Senior ABL Revolving Facility to operate our business. As of September 30, 2009, we had $647.3 million of available borrowings under the Senior ABL Revolving Facility. The amount of available borrowings under the Senior ABL Revolving Facility is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in the Senior ABL Revolving Facility or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern.
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
     As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. As of September 30, 2009, the average age of our rental equipment fleet was approximately 38 months, up 22.6%, from 31 months at September 30, 2008. The increase in 2009 resulted from reductions in capital expenditures toward new rental fleet. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse affect on our revenues, profitability and financial condition.
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
     We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill during the fourth quarter of 2008 and based on our analyses, there was no goodwill impairment recognized during the year ended December 31, 2008. If during 2009, market conditions continue to deteriorate and our outlook deteriorates from the projections we used in the 2008 goodwill impairment test, we may have goodwill impairment during 2009. If such further economic deterioration occurs, we may be required to record charges for goodwill impairments in the future, which could have a material adverse impact on our results of operations and financial condition.
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
     Pursuant to the recapitalization agreement and subject to certain limitations set forth therein, Atlas has agreed to indemnify RSC Holdings and its subsidiaries against and defend us from all losses, including costs and reasonable expenses, resulting from certain claims related to the recapitalization, our business and our former businesses including, without limitation: claims alleging exposure to silica and asbestos; the transfer of certain businesses owned by RSC Holdings but not acquired in connection with the recapitalization; certain employee-related matters; any activities, operations or business conducted by RSC Holdings or any of its affiliates other than our business; and certain tax matters. Atlas’ indemnity for claims related to alleged exposure to silica entitles us to coverage for one-half of all silica related losses until the aggregate amount of such losses equals $10 million and to coverage for such losses in excess of $10 million until the aggregate amount of such losses equals $35 million. Atlas’ general indemnity for breach of representations and warranties related to our business covers aggregate losses in excess of $33 million, excluding any individual loss of less than $75,000, and the maximum we can recover is 20% of the recapitalization purchase price set forth in the recapitalization agreement, as adjusted in accordance with the recapitalization agreement. Furthermore, Atlas may not have sufficient assets, income and access to financing to enable them to satisfy their indemnification obligations under the recapitalization agreement or to continue to honor those obligations. If Atlas does not satisfy or otherwise honor their obligations, we may be forced to bear the losses described above. Any failure by Atlas to perform these obligations could harm our business. Please see Item 1. “Business – Organizational Overview” in our 2008 Form 10-K for a description of the Recapitalization Agreement and the Recapitalization.
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
Oak Hill or their affiliates may compete directly against us.
     Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to Oak Hill or their affiliates, including through potential acquisitions by Oak Hill or their affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of Oak Hill were to enter into or acquire a business similar to our equipment rental operations. Oak Hill and their affiliates may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. In addition, our amended and restated certificate of incorporation provides that Oak Hill is under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries.
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
If we fail to retain or attract key management and personnel, we may be unable to implement our business plan.
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

     We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, as of September 30, 2009, we had $647.3 million of available borrowings under the Senior ABL Revolving Facility. If any of the lenders that are parties to the Senior ABL revolving facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on the Senior ABL revolving facility could have a material adverse effect on our liquidity which could negatively affect our business, results of operations or ability to maintain the overall quality of our rental fleet.
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

     Ripplewood, Oak Hill, ACF and RSC Holdings are parties to an Amended and Restated Stockholders Agreement dated May 29, 2007, as amended further by that certain Amendment No. 1 dated August 24, 2009 (the “Stockholders Agreement“), pursuant to which Oak Hill currently has the right to nominate four members of RSC Holdings’ Board of Directors and Oak Hill, Ripplewood, and ACF may exercise control over matters requiring stockholder approval and our policy and affairs. As of September 30, 2009, Ripplewood, Oak Hill, and ACF beneficially owned approximately 51.97% of the outstanding shares of RSC Holdings’ common stock, which results in RSC Holdings being a closely controlled company under New York Stock Exchange rules and regulations. Due to the Stockholders Agreement Oak Hill has significant influence over: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policy and direction of our business. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of the common stock of RSC Holdings by Ripplewood, Oak Hill, or ACF, or the perception of the forgoing by investors, may cause the trading price of our common stock to decline and could adversely affect our ability to obtain financing in the future.
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
     We have a substantial amount of debt. As of September 30, 2009, we had $2,248.1 million of debt outstanding.
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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of September 30, 2009, our Senior Credit Facilities provided us commitments for additional aggregate borrowings of approximately $647.3 million subject to, among other things, our maintenance of a sufficient borrowing base under such facilities. Both the Senior ABL Revolving Facility and the Second Lien Term Facility permit additional borrowings beyond the committed financing under these facilities under certain circumstances. If new indebtedness is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.
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
     In addition, under the Senior ABL revolving facility, upon excess availability falling below $100 million we are subject to additional reporting requirements. Upon excess availability falling below $140 million, pursuant to the Extension Credit Agreement Amendment, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter and (2) a specified fixed charge coverage ratio of 1.00 to 1.00. Our ability to comply with these covenants in future periods and our available borrowing capacity under the Senior ABL revolving facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

     Each of the Notes’ Indentures also contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
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
     These covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Also, although the Notes’ Indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.
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
     Indebtedness under the Senior Credit Facilities and the Senior Secured Notes are secured by a lien on substantially all our assets, including pledges of substantially all of the assets of RSC Holdings III, LLC, which consist primarily of the capital stock of RSC Equipment Rental, Inc. and, in the case of the Senior Credit Facilities pledges of substantially all of the assets of RSC Holdings II, LLC, which consist primarily of the capital stock of RSC Holdings III, LLC. The Senior Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under the Senior Credit Facilities or the Senior Secured Notes, the senior secured lenders under such facilities or the holders of the Senior Secured Notes would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our Senior Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities and the Senior Secured Notes), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness.
     As of September 30, 2009, substantially all of our consolidated assets, including our equipment rental fleet, had been pledged for the benefit of the lenders under our Senior Credit Facilities and the holders of the Senior Secured Notes. As a result, the lenders under these facilities and the holders of the Senior Secured Notes would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our secured debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom.
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
     Indebtedness we have and may incur under the Senior Credit Facilities bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce our profitability. In addition, the Extension Credit Agreement Amendment increased the interest rates applicable to the extended portion of the Senior ABL Revolving Facility. In addition, recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.
Risks Related to our Common Stock and Market and Economic Factors
Our share price may decline due to the large number of shares eligible for future sale.
     Sales, transfers, or distributions of substantial amounts of our common stock, or the possibility of such by Ripplewood, Oak Hill, ACF, directors, or executive officers or other large stock holders, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of September 30, 2009, Ripplewood, Oak Hill, and ACF owned collectively 51.97% of our common stock. Because of our public float and average volume, any sales, transfers or distributions, by any one of or a combination of Ripplewood, Oak Hill, and ACF or the perception of the forgoing by investors, may cause the trading price of our common stock to decline.
     On August 24, 2009, Ripplewood, which held approximately 34% of the outstanding shares of common stock of RSC Holdings through its investment funds, distributed approximately 26.6 million shares of common stock of RSC

Holdings to Ripplewood’s indirect limited partners (the “Distribution”), while Ripplewood retained approximately 8.2 million shares. In addition, Amendment No. 1 to that certain Amended and Restated Stockholders Agreement provides that the 8.2 million shares of common stock of RSC Holdings held by entities affiliated with Ripplewood that were not included in the Distribution will be subject to a lock-up agreement for 90 days following the date of the Distribution and any sales of such shares thereafter (even if subsequently distributed to the limited partners of such entities) will be subject to the volume limitations of Rule 144(e)(1) under the Securities Act of 1933, as amended. When less than 4.0 million of the shares of common stock of RSC Holdings not included in the Distribution are held by entities affiliated with Ripplewood or their limited partners, then such entities and limited partners will no longer be bound by the terms of the Amended and Restated Stockholders Agreement and such shares will no longer be subject to volume limitations of Rule 144(e)(1) under the Securities Act of 1933, as amended.
RSC Holdings is a holding company, with no operations of its own, that depends on its subsidiaries for cash.
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
     A number of provisions in our certificate of incorporation and by-laws may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of RSC Holdings that our stockholders might consider in their best interests. These provisions include:
•	establishment of a classified Board of Directors, with staggered terms;

•	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	limitations on the ability of stockholders to remove directors;

•	the ability of the Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

•	prohibition on stockholders from calling special meetings of stockholders;

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings; and

•	prohibiting our stockholders from acting by written consent.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     On August 24, 2009, Ripplewood, which held approximately 34% of the outstanding shares of common stock of RSC Holdings through its investment funds, distributed approximately 26.6 million shares of common stock of RSC Holdings to Ripplewood’s indirect limited partners (the “Distribution”), while Ripplewood retained approximately 8.2 million shares. Simultaneous with the Distribution, Ripplewood and Oak Hill entered into Amendment No. 1 to that certain Amended and Restated Stockholders Agreement (“Amendment No. 1”), whereby Ripplewood’s four representatives on the Board of Directors resigned, and the Board of Directors of RSC Holdings and RSC Equipment Rental was reduced to eight members.
     In addition, Amendment No. 1 provides that the 8.2 million shares of common stock of RSC Holdings held by entities affiliated with Ripplewood that were not included in the Distribution will be subject to a lock-up agreement for 90 days following the date of the Distribution and any sales of such shares thereafter (even if subsequently distributed to the limited partners of such entities) will be subject to the volume limitations of Rule 144(e)(1) under the Securities Act of 1933, as amended. When less than 4.0 million of the shares of common stock of RSC Holdings not included in the Distribution are held by entities affiliated with Ripplewood or their limited partners, then such entities and limited partners will no longer be bound by the terms of the Amended and Restated Stockholders Agreement and such shares will no longer be subject to volume limitations of Rule 144(e)(1) under the Securities Act of 1933, as amended.

Item 6.	Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description

4.1(1)	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.2(1)	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)

4.3(1)	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein)

4.4(1)	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.7.1(2)	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009

10.1(1)	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

10.2(3)	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

10.3(4)	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

(1)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated June 26, 2009 and filed with the Securities and Exchange Commission on July 2, 2009 (file no. 001-33485).

(2)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated August 24, 2009 and filed with the Securities and Exchange Commission on August 24, 2009 (file no. 001-33485).

(3)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc. Current Report on Form 8-K, dated July 30, 2009 and filed with the Securities and Exchange Commission on July 31, 2009 (file no. 001-33485).

(4)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc. Current Report on Form 8-K, dated August 21, 2009 and filed with the Securities and Exchange Commission on August 24, 2009 (file no. 001-33485).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson	President and Director (Principal Executive Officer)	October 29, 2009
Erik Olsson

/s/ David Mathieson	Chief Financial Officer (Principal Financial and
David Mathieson	Principal Accounting Officer)	October 29, 2009

EXHIBIT INDEX

Exhibit
Number	Description

4.1(1)	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.2(1)	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)

4.3(1)	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein)

4.4(1)	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent

4.7.1(2)	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009

10.1(1)	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

10.2(3)	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time

10.3(4)	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

(1)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated June 26, 2009 and filed with the Securities and Exchange Commission on July 2, 2009 (file no. 001-33485).

(2)	Incorporated by reference to the like numbered exhibit to RSC Holdings Inc. Current Report on Form 8-K, dated August 24, 2009 and filed with the Securities and Exchange Commission on August 24, 2009 (file no. 001-33485).

(3)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc. Current Report on Form 8-K, dated July 30, 2009 and filed with the Securities and Exchange Commission on July 31, 2009 (file no. 001-33485).

(4)	Incorporated by reference to Exhibit 10.1 to RSC Holdings Inc. Current Report on Form 8-K, dated August 21, 2009 and filed with the Securities and Exchange Commission on August 24, 2009 (file no. 001-33485).