Form 10-K/A
period 2009-12-31
RSC Holdings Inc.
filed 2010-02-18
CIK 1389305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on February 16, 2010 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct a clerical error in the calculation of free cash flow for the year ended December 31, 2007 as presented on page 45 of the Original Filing. We have made no other changes to the Original Filing. All information in this Form 10-K/A is as of December 31, 2009, and does not reflect any subsequent information or events other than the changes mentioned above.

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

The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Years Ended December 31,
	2009	2008	2007
		(In 000s)

Net cash provided by operating activities	$269,956	$363,439	$509,554

Purchases of rental equipment	(46,386)	(258,660)	(580,194)
Purchases of property and equipment	(4,952)	(15,319)	(20,674)
Proceeds from sales of rental equipment	158,482	125,443	145,358
Proceeds from sales of property and equipment	12,493	6,544	11,320
Insurance proceeds from rental equipment and property claims	5,267	—	—

Net capital inflows (expenditures)	124,904	(141,992)	(444,190)

Free cash flow	$394,860	$221,447	$65,364

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on February 18, 2010.

RSC Holdings Inc.

By:	/s/ Erik Olsson
Name:     Erik Olsson

Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Erik Olsson Erik Olsson		Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2010

/s/ David Mathieson David Mathieson		Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 18, 2010

* Denis Nayden		Chairman of the Board, Director	February 18, 2010

* J. Taylor Crandall		Director	February 18, 2010

* Edward Dardani		Director	February 18, 2010

* Pierre Leroy		Director	February 18, 2010

* John R. Monsky		Director	February 18, 2010

* James Ozanne		Director	February 18, 2010

* Donald C. Roof		Director	February 18, 2010

*By:	/s/ Erik Olsson Erik Olsson Attorney-in-Fact		February 18, 2010

RSC HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Recapitalization Agreement, dated as of October 6, 2006, by and among Atlas Copco AB, Atlas Copco Finance S.à.r.l., Atlas Copco North America Inc., RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC	S-1	333-140644	2.1	2/13/2007
3.1	Amended and Restated Certificate of Incorporation of RSC Holdings Inc.	10-Q	001-33485	3.1	8/2/2007
3.2	Amended and Restated By-Laws of RSC Holdings Inc.	8-K	001-33485	3.2	1/27/2010
4.1	Indenture, dated as of November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC and Wells Fargo Bank, National Association	S-1	333-140644	4.1	2/13/2007
4.2	Registration Rights Agreement, dated November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and GE Capital Markets, Inc.	S-1	333-140644	4.2	2/13/2007
4.3	U.S. Guarantee and Collateral Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG, New York Branch, as collateral agent and administrative agent	S-1	333-140644	4.5	2/13/2007
4.4	Canadian Security Agreement, dated as of November 27, 2006, by and among Rental Service Corporation of Canada Ltd., Deutsche Bank AG, Canada Branch as Canadian collateral agent	S-1	333-140644	4.6	2/13/2007

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.5	Guarantee and Collateral Agreement, dated as of November 27, 2006, by and between RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch as collateral agent and administrative agent	S-1	333-140644	4.7	2/13/2007
4.6	Intercreditor Agreement, dated as of November 27, 2006, by and among RSC Holdings, II, LLC, RSC Holdings III, LLC, Rental Service Corporation, each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch as U.S. collateral agent under the first-lien loan documents and Deutsche Bank AG, New York Branch in its capacity as collateral agent under the second-lien loan documents	S-1	333-140644	4.8	2/13/2007
4.7	Amended and Restated Stockholders Agreement	S-4	333-144625	4.7	7/17/2007
4.7.1	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009	8-K	001-33485	4.7.1	8/24/2009
4.7.2	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated January 21, 2010	8-K	001-33485	4.7.2	1/27/2010
4.8	Form of stock certificate	S-1	333-140644	4.10	2/13/2007
4.9	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	001-33485	4.1	7/2/2009
4.10	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)	8-K	001-33485	4.2	7/2/2009

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.11	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein	8-K	001-33485	4.3	7/2/2009
4.12	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	001-33485	4.4	7/2/2009
4.13	Indenture, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	001-33485	4.1	11/17/2009
4.14	Registration Rights Agreement, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	001-33485	4.2	11/17/2009
10.1+	Amended and Restated Stock Incentive Plan	DEF 14A	001-33485	B	4/18/2008
10.2+	Form of Employee Stock Option Agreements	S-1	333-140644	10.2	2/13/2007
10.3+	Form of Employee Stock Subscription Agreements	S-1	333-140644	10.3	2/13/2007
10.4+	Form of Employment Agreement for executive officers	S-1	333-140644	10.4	2/13/2007
10.5	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP OO RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management and Atlas Copco Finance S.à.r.l.	S-1	333-140644	10.5	2/13/2007

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.6	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC	S-1	333-140644	10.6	2/13/2007
10.7	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western)	S-1/A	333-140644	10.7	3/27/2007
10.8	Second Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation	S-1/A	333-140644	10.8	3/27/2007
10.9+	RSC Holdings Inc. 2007 Annual Incentive Plan	S-1/A	333-140644	10.9	4/18/2007
10.10+	Form of Indemnification Agreement	S-1/A	333-140644	10.10	5/21/2007
10.11+	Form of Cost Reimbursement Agreement	S-1/A	333-140644	10.11	5/21/2007
10.12+	Form of Director Restricted Stock Unit Agreement	S-1/A	333-140644	10.12	5/21/2007
10.13	Executive Employment and Non competition Agreement by and between David Mathieson and RSC Holdings Inc. effective January 2, 2008	8-K	001-33485	10.1	12/3/2007
10.14	RSC Non-Qualified Deferred Compensation Savings Plan	10-K	001-33485	10.14	2/25/2009
10.15	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement — President and Chief Executive Officer	8-K	001-33485	10.1	3/5/2009

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.16	Form of First Amendment to the Executive Employment and Noncompetition Agreement — Senior Vice President	8-K	001-33485	10.2	3/5/2009
10.17	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	001-33485	10.1	7/2/2009
10.18	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	001-33485	10.1	7/31/2009
10.19	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	001-33485	10.1	8/24/2009
10.20	First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto	8-K	001-33485	10.1	11/17/2009

Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.21	Second Amendment to Second-Lien Term Loan Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	001-33485	10.2	11/17/2009
21.1	List of Subsidiaries					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

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