Form 10-Q
period 2010-09-30
RSC Holdings Inc.
filed 2010-10-21
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐   No ☑
As of October 20, 2010 there were 103,526,553 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Senior ABL Revolving Facility and Second Lien Term Facility and in connection with the 2014 Senior Unsecured Notes (the “2014 Notes”), 2017 Senior Secured Notes (the “2017 Notes”) or the 2019 Senior Unsecured Notes (the “2019 Notes”) (collectively the “Notes”), RSC Holdings III, LLC, (iii) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (iv) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (v) the “Sponsors” means Ripplewood and Oak Hill, (vi) “ACAB” means Atlas Copco AB, (vii) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (viii) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (ix) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers some of whom are bidding contracts at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid covenant compliance requirements for leverage and fixed charge coverage contained in our Senior ABL Revolving Facility;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel and, or supply costs;

•	heavy reliance on centralized information technology systems;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$5,564	$4,535
Accounts receivable, net of allowance for doubtful accounts of $9,768 and $10,741 at September 30, 2010 and December 31, 2009, respectively	221,463	181,975
Inventory	13,528	14,421
Rental equipment, net of accumulated depreciation of $1,082,072 and $1,016,606 at September 30, 2010 and December 31, 2009, respectively	1,374,053	1,384,999
Property and equipment, net of accumulated depreciation of $201,790 and $180,495 at September 30, 2010 and December 31, 2009, respectively	113,604	123,197
Goodwill and other intangibles, net	939,492	940,063
Deferred financing costs	46,758	55,539
Other assets	21,969	24,590

Total assets	$2,736,431	$2,729,319

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$232,266	$46,275
Accrued expenses and other liabilities	184,011	174,829
Debt	2,060,824	2,172,109
Deferred income taxes	296,798	312,465

Total liabilities	2,773,899	2,705,678

Commitments and contingencies

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009)	—	—

Common stock, no par value, (300,000,000 shares authorized, 103,458,811 shares issued and outstanding at September 30, 2010 and 103,412,561 shares issued and outstanding at December 31, 2009)	833,577	829,288
Accumulated deficit	(866,207)	(799,842)
Accumulated other comprehensive loss	(4,838)	(5,805)

Total stockholders’ (deficit) equity	(37,468)	23,641

Total liabilities and stockholders’ (deficit) equity	$2,736,431	$2,729,319

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Equipment rental revenue	$291,671	$271,547	$773,618	$829,517
Sale of merchandise	12,897	12,633	37,588	40,121
Sale of used rental equipment	29,216	31,384	84,315	123,757

Total revenues	333,784	315,564	895,521	993,395

Cost of revenues:
Cost of equipment rentals, excluding depreciation	149,445	138,723	424,659	423,567
Depreciation of rental equipment	68,878	70,169	202,921	217,492
Cost of merchandise sales	9,312	8,775	27,266	28,193
Cost of used rental equipment sales	24,575	30,117	73,143	115,414

Total cost of revenues	252,210	247,784	727,989	784,666

Gross profit	81,574	67,780	167,532	208,729

Operating expenses:
Selling, general and administrative	34,511	31,970	101,256	107,096
Depreciation and amortization of non-rental equipment and intangibles	10,012	10,696	29,979	33,672
Other operating gains, net	(1,167)	(119)	(3,617)	(233)

Total operating expenses, net	43,356	42,547	127,618	140,535

Operating income	38,218	25,233	39,914	68,194
Interest expense, net	48,446	50,666	146,472	130,911
Gain on extinguishment of debt, net	—	(12,489)	—	(12,489)
Other (income) expense, net	(264)	(75)	(364)	335

Loss before benefit for income taxes	(9,964)	(12,869)	(106,194)	(50,563)
Benefit for income taxes	3,542	7,034	39,829	19,734

Net loss	$(6,422)	$(5,835)	$(66,365)	$(30,829)

Weighted average shares outstanding used in computing net loss per common share:
Basic and diluted	103,521	103,435	103,501	103,433

Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)	$(0.64)	$(0.30)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(66,365)	$(30,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	232,900	251,164
Amortization of deferred financing costs	9,553	8,574
Amortization of original issue discount	826	213
Share-based compensation expense	3,966	3,473
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(9,635)	(6,329)
Deferred income taxes	(16,261)	(8,618)
Gain on insurance settlement	(1,736)	—
Gain on extinguishment of debt, net	—	(12,489)
Interest expense on hedge ineffectiveness	95	—
Changes in operating assets and liabilities:
Accounts receivable, net	(39,456)	73,229
Inventory	903	4,654
Other assets	2,925	4,975
Accounts payable	186,517	(60,730)
Accrued expenses and other liabilities	8,217	2,930

Net cash provided by operating activities	312,449	230,217

Cash flows from investing activities:
Purchases of rental equipment	(265,714)	(33,488)
Purchases of property and equipment	(5,630)	(2,597)
Proceeds from sales of rental equipment	84,315	123,757
Proceeds from sales of property and equipment	2,185	10,539
Insurance proceeds from rental equipment and property claims	1,736	3,086

Net cash (used in) provided by investing activities	(183,108)	101,297

Cash flows from financing activities:
Proceeds from Senior ABL Revolving Facility	104,000	218,016
Proceeds from issuance of 2017 Notes	—	389,280
Payments on Senior ABL Revolving Facility	(210,000)	(495,193)
Payments on Senior ABL Term Loan	—	(244,375)
Payments on Second Lien Term Facility	—	(137,145)
Payments on capital leases and other debt	(21,928)	(31,946)
Payments for deferred financing costs	(1,401)	(23,145)
Payments for non-deferred financing costs	—	(3,290)
Proceeds from stock option exercises	323	256
Increase in outstanding checks in excess of cash balances	—	347

Net cash used in financing activities	(129,006)	(327,195)

Effect of foreign exchange rates on cash	694	1,001

Net increase in cash and cash equivalents	1,029	5,320
Cash and cash equivalents at beginning of period	4,535	13,670

Cash and cash equivalents at end of period	$5,564	$18,990

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,655	$104,402
Cash received for taxes, net	25,562	7,098

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$15,817	$895
Accrued deferred financing costs	5	174
Accrued non-deferred financing costs	—	100
See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. At September 30, 2010 the Company’s total assets were $2,736.4 million, of which 95.2% and 4.8% were employed in the Company’s U.S. and Canadian operations, respectively. For the nine months ended September 30, 2010, the Company generated approximately 86.4% of its revenues from equipment rentals, and it derived the remaining 13.6% of its revenues from sales of used equipment, merchandise and other related items.
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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on the Company’s disclosures at September 30, 2010.
     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in 000s except per share data)
Numerator:
Net loss	$(6,422)	$(5,835)	$(66,365)	$(30,829)

Denominator:
Weighted average shares — basic	103,521	103,435	103,501	103,433
Employee stock options	—	—	—	—

Weighted average shares — diluted	103,521	103,435	103,501	103,433

Net loss per common share — basic and diluted	$(0.06)	$(0.06)	$(0.64)	$(0.30)

Anti-dilutive stock-based awards excluded	6,587	5,350	6,447	5,343

     For the three and nine months ended September 30, 2010 and 2009, no shares of common stock underlying stock options and restricted stock units were included in the computation of diluted net loss per common share because the inclusion of such shares would be anti-dilutive based on the net loss reported.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) components as of September 30, 2010 were as follows:

			Accumulated
	Foreign	Fair Market	Other
	Currency	Value of Cash	Comprehensive
	Translation	Flow Hedges	Income (Loss)
	(in 000s)
Balance at December 31, 2009	$15,967	$(21,772)	$(5,805)
Foreign currency translation	1,934	—	1,934
Change in fair value of cash flow hedges, net of tax	—	(967)	(967)

Balance at September 30, 2010	$17,901	$(22,739)	$(4,838)

Comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in 000s)
Net loss	$(6,422)	$(5,835)	$(66,365)	$(30,829)
Currency translation adjustments	1,989	6,621	1,934	11,898
Change in fair value of cash flow hedges, net of tax	(1,000)	(3,290)	(967)	1,433

Comprehensive loss	$(5,433)	$(2,504)	$(65,398)	$(17,498)

(5) Closed Location Charges
     The Company regularly reviews the financial performance of its locations to identify those with operating margins that consistently fall below the Company’s performance standards. The Company also reviews the financial performance of groups of locations to identify those that are underperforming relative to the Company’s standards. Once identified, the Company continues to monitor these locations or groups of locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is deployed to more profitable locations with higher demand.
     During the nine months ended September 30, 2010, the Company closed six locations. During the year ended December 31, 2009, the Company closed or consolidated 24 locations. The closed location reserves at September 30, 2010 and December 31, 2009, consist of unpaid obligations for employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. During the nine months ended September 30, 2010, the Company reduced its closed location reserves by $0.3 million due primarily to the execution of subleases containing favorable contractual terms relative to those used to estimate the reserves. Although the Company does not expect to incur additional material charges for location closures occurring prior to September 30, 2010, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related	Termination Costs	Other Exit Costs
	Costs (a)	(b)	(c)	Total
Closed location reserves at December 31, 2009	$(6,492)	$(122)	$—	$(6,614)
Charges incurred to close locations	(50)	—	(27)	(77)
Cash payments	1,895	164	27	2,086
Adjustments to reserve	250	(42)	—	208

Closed location reserves at September 30, 2010	$(4,397)	$—	$—	$(4,397)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations. The lease exit portion of the closed location reserves at September 30, 2010 are expected to be paid over the remaining contractual term of the leases, which range from seven to 90 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the nine months ended September 30, 2010, the adjustments to the reserve are included within cost of equipment rentals in the condensed consolidated statements of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     During the nine months ended September 30, 2010, the Company also recognized $2.6 million of other severance costs not directly associated with location closures. Of the additional severance expense recognized, $0.4 million is included within cost of equipment rentals and $2.2 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
(6) Debt
     Debt consists of the following at:

			September 30,		December 31,
			2010		2009
			Deferred
	Interest	Maturity	Financing
	Rate (a)	Date	Costs	Debt	Debt
				(in 000s)
Senior ABL Revolving Facility	3.56%	(b)	$14,996	$295,195	$401,195
Second Lien Term Facility	9.83%	Nov. 2013	5,675	479,395	479,395
2014 Notes	9.50%	Dec. 2014	12,542	620,000	620,000
2017 Notes	10.50%	Jul. 2017	8,568	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,977	200,000	200,000
Capitalized lease obligations	1.16%	Various	—	78,722	84,833

Total			$46,758	2,073,312	2,185,423

Original issue discounts (c)	n/a	n/a		(12,488)	(13,314)

Total, net				$2,060,824	$2,172,109

(a)	Estimated interest rate presented is the effective interest rate as of September 30, 2010 including the effect of interest rate swaps and original issue discounts, where applicable, and excluding the effects of deferred financing costs.

(b)	Of the outstanding balance on the Senior ABL Revolving Facility at September 30, 2010, $76.1 million is due November 2011 (the “Non-Extending” portion) with the remaining $219.1 million due August 2013 (the “Extending” portion).

(c)	The original issue discount represents the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of September 30, 2010, the Company had $674.0 million available for borrowing under the Senior ABL Revolving Facility. A portion of the Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. The Company is in compliance with all applicable debt covenants as of September 30, 2010.
     As of September 30, 2010, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
Senior ABL Revolving Facility	$295,195
Second Lien Term Facility	463,575
2014 Notes	644,180
2017 Notes	443,500
2019 Notes	212,500
Capitalized lease obligations	78,722

Total	$2,137,672

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
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements were intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at September 30, 2010. The agreements were designed to cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million was for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million was for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis. In October 2009, the Company reduced the notional amount of one interest rate swap from $100.0 million to approximately $71.5 million thereby reducing the combined notional amount from $700.0 million to $671.5 million. In November 2009, the Company entered into two additional interest rate swap agreements under which it exchanged fixed-rate interest payments for floating-rate interest payments (the “reverse swaps”). The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51%, and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. The reverse swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using proceeds from the issuance of the 2019 Notes. The reverse swap with a notional amount of $171.5 million expired on October 5, 2010. Two of the original swaps with a combined notional amount of $171.5 million also expired on October 5, 2010. At September 30, 2010, the combined notional amount of interest rate swaps designated as cash flow hedges was $479.4 million, which was equal to the outstanding balance on the Second Lien Term Facility.

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
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At September 30, 2010 and December 31, 2009, the fair value of the Company’s interest rate swaps in a liability position totaled $39.1 million and $42.8 million, respectively, and are classified within accrued expenses and other liabilities in the condensed consolidated balance sheets. At September 30, 2010, the fair value of the Company’s interest rate swap in an asset position totaled $0.4 million, and is classified within other assets in the condensed consolidated balance sheet.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s four interest rate swaps that were executed in September 2007 as well as the interest rate swap that was executed in January 2008, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company initially concluded that the interest rate swaps were hedges of specified cash flows. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed at inception and on an ongoing basis. The Company evaluates the effectiveness of its remaining interest rate swaps designated as cash flow hedges on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive (loss) income for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive (loss) income are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives qualifying as cash flow hedges totaled $157,000 and $62,000 at September 30, 2010 and December 31, 2009, respectively.
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
     The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
			Loss in	Loss in
	Fair Value of	Fair Value of	accumulated OCL	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(net of tax) (b)	(net of tax)

Interest rate swaps designated as hedges (a)	$37,435	$35,755	$22,739	$21,772

Interest rate swaps not designated as hedges (a)	$1,691	$7,068	N/A	N/A

(a)	See Note 8 for further discussion on measuring the fair value of the interest rate swaps.

(b)	The Company estimates that approximately $12.4 million of losses in accumulated other comprehensive loss at September 30, 2010 will be reclassified into earnings during the next twelve months.
     The fair value of the asset associated with the Company’s interest rate swaps not designated as a hedge totaled $0.4 million at September 30, 2010.
     The effect of derivative instruments on comprehensive loss for the nine months ended September 30, 2010 was as follows (in 000s):

Loss
	Loss recognized in	Loss reclassified from	recognized on
	accumulated OCL	accumulated OCL into	ineffective portion
Derivative Type	(net of tax)	expense (net of tax)	of derivative

Interest rate swaps	$11,489	$10,522	$95
     For the nine months ended September 30, 2010, the Company recognized a net loss of $0.3 million on interest rate swaps not designated as hedging instruments. The net loss was included within interest expense, net in the condensed consolidated statements of operation.
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

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows (in 000s):

			Significant
		Quoted Prices in	Other
	Fair Value	Active Markets for	Observable	Significant
	September	Identical Assets	Inputs	Unobservable
	30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Liabilities from interest rate derivatives (a)	$39,126	$—	$39,126	$—
Assets from interest rate derivatives (a)	362	—	362	—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange and therefore the fair values are determined using valuation models which include assumptions about interest rates and the Company’s and the counterparty’s credit risk based on those observed in the underlying markets (LIBOR swap rate).
     As of September 30, 2010, no assets or liabilities were measured at fair value on a nonrecurring basis.
(9) Income Tax
     The benefit for income taxes was $3.5 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate for the third quarter of 2010 and 2009 was 35.5% and 54.7%, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The effective tax rate for the third quarter of 2009 also includes a $2.7 million discrete income tax benefit relating to the true-up of the Company’s deferred tax liabilities from filing the Company’s 2008 federal, state and foreign tax returns.
     The benefit for income taxes was $39.8 million and $19.7 million for the nine months ended September 30, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine month period ending September 30, 2010 and 2009 was 37.5% and 39.0%, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The effective tax rate for the 2009 nine month period also differs from the U.S. federal statutory rate due to a $2.7 million discrete income tax benefit noted above and an offsetting expense recognized during the second quarter of 2009 relating to the expiration of share appreciation rights granted by ACAB to certain employees of the Company.
     During the three months ended September 30, 2010, the Company released $1.0 million of unrecognized tax benefits to reflect the inclusion of uncertain tax positions in the 2009 Federal tax return. The release of these unrecognized tax benefits had no impact on the benefit for income taxes recognized during the three months ended September 30, 2010.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2009 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 included in this Quarterly Report on Form 10-Q.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 457 rental locations across ten regions in 40 U.S. states and three Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended September 30, 2010 and September 30, 2009, we generated approximately 87.4% and 86.1% of our revenues from equipment rentals, respectively, and we derived the remaining 12.6% and 13.9% of our revenues from sales of used equipment, merchandise and other related items, respectively. For the nine months ended September 30, 2010 and September 30, 2009, we generated approximately 86.4% and 83.5% of our revenues from equipment rentals, respectively, and we derived the remaining 13.6% and 16.5% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, loss before benefit for income taxes and net loss for the three and nine months ended September 30, 2010 and 2009 (in 000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$333,784	$315,564	$895,521	$993,395
Loss before benefit for income taxes	(9,964)	(12,869)	(106,194)	(50,563)
Net loss	(6,422)	(5,835)	(66,365)	(30,829)
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

	Three Months Ended (or at)		Nine Months Ended (or at)
	September 30,		September 30,
	2010	2009	2010	2009

Adjusted EBITDA (in millions) (a)	$118.8	$107.3	$276.8	$322.8
Fleet utilization (b)	68.7%	58.9%	62.4%	58.0%
Average fleet age at period end (months) (c)	43	38	43	38
Original equipment fleet cost (in millions) (d)	$2,375	$2,394	$2,375	$2,394

(a)	Defined as consolidated net loss before net interest expense, income taxes and depreciation and amortization and before certain other items, including gain on extinguishment of debt, net, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net loss and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     For the three and nine months ended September 30, 2010, Adjusted EBITDA increased $11.5 million and decreased $46.0 million, respectively, from $107.3 million in the third quarter of 2009 to $118.8 million in the third quarter of 2010 and from $322.8 million for the nine months ended September 30, 2009 to $276.8 million for the nine months ended September 30, 2010. The $11.5 million Adjusted EBITDA increase in the three months ended September 30, 2010 was due primarily to an 11.8% increase in rental volume net of a 7.7% increase in cost of equipment rentals, excluding depreciation, partially offset by a 4.4% decline in rental rates. Also contributing to the increase in Adjusted EBITDA were increased margins on used equipment sales compared to the prior year quarter, and a $1.0 million gain related to the settlement of a lawsuit in the current quarter. The quarter over quarter contributions to Adjusted EBITDA were offset by an increase in selling, general and administrative expenses.
     The $46.0 million decrease in Adjusted EBITDA for the nine months ended September 30, 2010 as compared to the prior year, is due primarily to a 7.7% decrease in rental rates offset by a 1.0% increase in rental volume. Equipment rental margins were lower during the current year period due primarily to the decrease in rental rates and to a lesser extent an increase in freight, fuel, and equipment repairs and maintenance. Offsetting these negative factors was a $9.0 million decrease in closure and severance costs as compared to the prior year period.
     For the three and nine months ended September 30, 2010, our utilization increased 980 basis points and 440 basis points, as compared to the same prior year periods. The increase was due to a combination of rising demand for our rental equipment and a decline in OEC, resulting from our initiative to adjust our fleet levels to more appropriately match our business needs. During 2009 our utilization continued to decline due to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial or non-construction markets. This weakening of demand continued into the first quarter of 2010 as utilization for the three months ended March 31, 2010 was lower than the comparable prior year period. Market conditions improved during the second and third quarters of 2010 resulting in strengthening demand for our rental equipment as fleet on rent increased approximately 48% at September 30, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 6% at September 30, 2009 as compared to December 31, 2008.
     Average fleet age at September 30, 2010 was 43 months, up five months, from 38 months at September 30, 2009. The increase in 2010 resulted from a reduction in capital expenditures during 2009. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     OEC at September 30, 2010 was $2,375 million, down 0.8% from $2,394 million at September 30, 2009. Higher than normal sales experienced in the fourth quarter of 2009 and continuing into 2010, were largely offset by increased capital expenditures in the nine months ended September 30, 2010.

Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction markets and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 38% of our rental revenues during the nine months ended September 30, 2010. Industrial or non-construction markets generated approximately 59% of our rental revenues during the nine months ended September 30, 2010. During 2009, we saw a continued weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends continued into the first quarter of 2010. Demand in the industrial or non-construction markets also weakened through 2009, however, not to the same extent as the non-residential construction market. Generally, industrial or non-construction markets are less exposed to cyclicality than the non-residential construction market. We responded to the economic slowdown by employing a number of financial and operational measures, which enabled us to right-size our business, generate positive cash flow and utilize any excess cash flow to repay outstanding amounts on our Senior ABL Revolving Facility.
     During the second quarter of 2010 and continuing throughout the third quarter of 2010, market conditions began to show signs of improvement, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 48% at September 30, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 6% at September 30, 2009 as compared to December 31, 2008. In addition, fleet utilization for the three months ended September 30, 2010 was 68.7%, an increase of 980 basis points from 58.9% for the three months ended September 30, 2009. Although rental rates declined 7.7% in the nine months ended September 30, 2010, the year over year rental rate decline in the third quarter of 2010 was 4.4%, which represents a sequential improvement of 400 bps and 550 bps from the year over year rental rate declines of 8.4% and 9.9% in the quarters ended June 30, 2010 and March 31, 2010, respectively. We expect year over year rental rates to be negative in the fourth quarter of 2010 but favorable compared to the 4.4% decline in the third quarter of 2010. We also expect fleet on rent and utilization to continue to compare favorably to the prior year during the fourth quarter of 2010 and while pricing remains challenging, year-over-year comparisons for rental revenues for the fourth quarter of 2010 are expected to be favorable.
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
     Other operating (gains) losses, net are gains and losses resulting from the disposition of non-rental assets. Other operating gains and losses represent the difference between proceeds received upon disposition of non-rental assets (if any) and the net book value of the asset at the time of disposition. Other operating (gains) losses, net also include insurance proceeds from rental and equipment claims in excess of losses incurred as well as proceeds received in connection with legal settlements.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Three Months Ended September 30,		Percent of Revenue Three Months Ended September 30,
					Increase (decrease)
	2010	2009	2010	2009	2010 versus 2009
	(unaudited)
Revenues:
Equipment rental revenue	$291,671	$271,547	87.4%	86.1%	$20,124	7.4%
Sale of merchandise	12,897	12,633	3.9	4.0	264	2.1
Sale of used rental equipment	29,216	31,384	8.7	9.9	(2,168)	(6.9)

Total revenues	333,784	315,564	100.0	100.0	18,220	5.8

Cost of revenues:
Cost of equipment rentals, excluding depreciation	149,445	138,723	44.8	44.0	10,722	7.7
Depreciation of rental equipment	68,878	70,169	20.6	22.2	(1,291)	(1.8)
Cost of merchandise sales	9,312	8,775	2.8	2.8	537	6.1
Cost of used rental equipment sales	24,575	30,117	7.4	9.5	(5,542)	(18.4)

Total cost of revenues	252,210	247,784	75.6	78.5	4,426	1.8

Gross profit	81,574	67,780	24.4	21.5	13,794	20.4

Operating expenses:
Selling, general and administrative	34,511	31,970	10.3	10.1	2,541	7.9
Depreciation and amortization of non-rental equipment and intangibles	10,012	10,696	3.0	3.4	(684)	(6.4)
Other operating gains, net	(1,167)	(119)	(0.3)	—	(1,048)	n/a

Total operating expenses, net	43,356	42,547	13.0	13.5	809	1.9

Operating income	38,218	25,233	11.4	8.0	12,985	51.5
Interest expense, net	48,446	50,666	14.5	16.1	(2,220)	(4.4)
Gain on extinguishment of debt, net	—	(12,489)	—	(4.0)	12,489	n/a
Other income, net	(264)	(75)	(0.1)	—	(189)	n/a

Loss before benefit for income taxes	(9,964)	(12,869)	(3.0)	(4.1)	2,905	n/a
Benefit for income taxes	3,542	7,034	1.1	2.2	(3,492)	n/a

Net loss	$(6,422)	$(5,835)	(1.9)%	(1.8)%	$(587)	n/a

     Total revenues increased $18.2 million, or 5.8%, from $315.6 million for the three months ended September 30, 2009 to $333.8 million for the three months ended September 30, 2010. Equipment rental revenue increased $20.1 million, or 7.4%, from $271.5 million for the three months ended September 30, 2009 to $291.6 million for the three months ended September 30, 2010. The increase in equipment rental revenue is primarily the result of a $32.0 million, or 11.8%, increase in rental volume offset by an $11.9 million, or 4.4%, decrease in rental rates. The increase in rental volume is inclusive of a $1.0 million increase due to currency rate changes.
     Sale of merchandise revenues increased $0.3 million, or 2.1%, from $12.6 million for the three months ended September 30, 2009 to $12.9 million for the three months ended September 30, 2010. The increase is due to normal operating activity.
     Revenues from the sale of used rental equipment decreased $2.2 million, or 6.9%, from $31.4 million for the three months ended September 30, 2009 to $29.2 million for the three months ended September 30, 2010. The decrease was due to a 15% decrease in volume offset by improved pricing in both auction and retail channels.

During 2010, we intentionally slowed our sales of certain categories of used rental equipment as compared to the prior year period in order to preserve fleet in response to rising demand. Increased demand for our rental equipment in the third quarter of 2010 was evidenced by our fleet utilization, which increased 980 basis points to 68.7% from 58.9% for the three months ended September 30, 2009. During the third quarter of 2010 we also purchased $118.7 million of new rental fleet. Our sales of used rental equipment in the third quarter of 2010 represent a normal part of the rental fleet life cycle.
     Cost of equipment rentals, excluding depreciation, increased $10.7 million, or 7.7%, from $138.7 million for the three months ended September 30, 2009 to $149.4 million for the three months ended September 30, 2010, due primarily to the 11.8% increase in rental volume. Despite the increase in rental volume, cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased slightly to 51.2% for the three months ended September 30, 2010, up 0.1% from the three months ended September 30, 2009. This increase was primarily attributable to a 4.4% decrease in rental rates.
     Depreciation of rental equipment decreased $1.3 million, or 1.8%, from $70.2 million for the three months ended September 30, 2009 to $68.9 million for the three months ended September 30, 2010. The decrease in depreciation of rental equipment resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 25.8% in the three months ended September 30, 2009 to 23.6% in the three months ended September 30, 2010. This decrease was due primarily to an increase in fleet utilization during the third quarter of 2010 as compared to the third quarter of 2009.
     Cost of merchandise sales increased $0.5 million, or 6.1%, from $8.8 million for the three months ended September 30, 2009 to $9.3 million for the three months ended September 30, 2010 due in part to a 2.1% increase in sales volume and a change in sales mix. Gross margin for merchandise sales decreased from 30.5% for the three months ended September 30, 2009 to 27.8% for the three months ended September 30, 2010 due primarily to margin declines on non-stock and parts sales.
     Cost of used rental equipment sales decreased $5.5 million, or 18.4%, from $30.1 million for the three months ended September 30, 2009 to $24.6 million for the three months ended September 30, 2010. The decrease is due to a decline in the volume in sales of used rental equipment for the three months ended September 30, 2010. Gross margin for the sale of used rental equipment increased from 4.0% for the three months ended September 30, 2009 to 15.9% for the three months ended September 30, 2010. The increase was due to improvements in margins on used equipment sold through both retail and auction channels.
     Selling, general and administrative expenses increased $2.5 million, or 7.9% , from $32.0 million for the three months ended September 30, 2009 to $34.5 million for the three months ended September 30, 2010. The increase is due primarily to a $3.1 million increase in wages and benefits offset by a $0.9 million decrease in our provision for doubtful accounts. Selling, general and administrative expenses increased slightly as a percentage of total revenues from 10.1% for the three months ended September 30, 2009 to 10.3% for the three months ended September 30, 2010.
     Depreciation and amortization of non-rental equipment and intangibles decreased $0.7 million, or 6.4%, from $10.7 million for the three months ended September 30, 2009 to $10.0 million for the three months ended September 30, 2010. The decrease is primarily due to a smaller fleet of capitalized leased vehicles during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. To a lesser extent, the decrease was also due to a decrease in the net book value of leasehold improvements, which resulted from leasehold improvements that had reached the end of their useful lives.
     Other operating gains, net for the three months ended September 30, 2010 includes the receipt of a $1.0 million legal settlement.
     Interest expense, net decreased $2.2 million, or 4.4%, from $50.7 million for the three months ended September 30, 2009 to $48.4 million for the three months ended September 30, 2010, due to the combination of lower debt levels, the April 2010 expiration of the interest rate swap on our Senior ABL Revolving Facility and the de-designation of certain interest rate swaps in the fourth quarter of 2009, which resulted in the accelerated recognition of interest expense that would have been incurred during 2010 had the de-designation not occurred. The impact of these factors was offset by higher interest rates under our 2019 Notes as compared to interest rates on our Second Lien Term Facility. The 2019 Notes were issued in the fourth quarter of 2009 and the net proceeds were used to partially repay the outstanding balance on the Second Lien Term Facility.
     Gain on extinguishment of debt, net was $12.5 million for the three months ended September 30, 2009 and consists of a $16.2 million net gain from the pay-down of our Second Lien Term Facility offset by a $3.7 million loss from the extinguishment of our Senior ABL Term Loan. The $16.2 million net gain associated with the Second Lien Term Facility includes a $20.6 million gain, which represents the difference between carrying value of the Second Lien Term Facility and the repurchase price offset by $1.9 million of creditor and third party fees incurred to amend and pay-down the Second Lien Term Facility as well as $2.5 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our Senior ABL Term Loan includes $1.4 million of creditor fees to amend our ABL Facilities credit agreement and $2.3 million of unamortized deferred financing costs that were expensed.
     The benefit for income taxes was $3.5 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate for the third quarter of 2010 and 2009 was 35.5% and 54.7%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for the third quarter of 2009 also includes a $2.7 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns.

     Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Nine Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,
					Increase (decrease)
	2010	2009	2010	2009	2010 versus 2009
	(unaudited)
Revenues:
Equipment rental revenue	$773,618	$829,517	86.4%	83.5%	$(55,899)	(6.7)%
Sale of merchandise	37,588	40,121	4.2	4.0	(2,533)	(6.3)
Sale of used rental equipment	84,315	123,757	9.4	12.5	(39,442)	(31.9)

Total revenues	895,521	993,395	100.0	100.0	(97,874)	(9.9)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	424,659	423,567	47.4	42.6	1,092	0.3
Depreciation of rental equipment	202,921	217,492	22.7	21.9	(14,571)	(6.7)
Cost of merchandise sales	27,266	28,193	3.0	2.8	(927)	(3.3)
Cost of used rental equipment sales	73,143	115,414	8.2	11.6	(42,271)	(36.6)

Total cost of revenues	727,989	784,666	81.3	79.0	(56,677)	(7.2)

Gross profit	167,532	208,729	18.7	21.0	(41,197)	(19.7)

Operating expenses:
Selling, general and administrative	101,256	107,096	11.3	10.8	(5,840)	(5.5)
Depreciation and amortization of non-rental equipment and intangibles	29,979	33,672	3.3	3.4	(3,693)	(11.0)
Other operating gains, net	(3,617)	(233)	(0.4)	—	(3,384)	n/a

Total operating expenses, net	127,618	140,535	14.3	14.1	(12,917)	(9.2)

Operating income	39,914	68,194	4.5	6.9	(28,280)	(41.5)
Interest expense, net	146,472	130,911	16.4	13.2	15,561	11.9
Gain on extinguishment of debt, net	—	(12,489)	—	(1.3)	12,489	n/a
Other (income) expense, net	(364)	335	—	—	(699)	n/a

Loss before benefit for income taxes	(106,194)	(50,563)	(11.9)	(5.1)	(55,631)	n/a
Benefit for income taxes	39,829	19,734	4.4	2.0	20,095	n/a

Net loss	$(66,365)	$(30,829)	(7.4)%	(3.1)%	$(35,536)	n/a

     Total revenues decreased $97.9 million, or 9.9%, from $993.4 million for the nine months ended September 30, 2009 to $895.5 million for the nine months ended September 30, 2010. Equipment rental revenue decreased $55.9 million, or 6.7%, from $829.5 million for the nine months ended September 30, 2009 to $773.6 million for the nine months ended September 30, 2010. The decrease in equipment rental revenue is primarily the result of a $63.8 million, or 7.7%, decrease in rental rates offset by a $7.9 million, or 1.0%, increase in rental volume. The increase in rental volume is inclusive of a $5.4 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $2.5 million, or 6.3%, from $40.1 million for the nine months ended September 30, 2009 to $37.6 million for the nine months ended September 30, 2010. The decrease consists of a decrease in general merchandise sales, which was primarily driven by our shift towards industrial or non-construction markets.
     Revenues from the sale of used rental equipment decreased $39.4 million, or 31.9%, from $123.8 million for the nine months ended September 30, 2009 to $84.3 million for the nine months ended September 30, 2010.

Throughout 2009, we continued our initiative to aggressively sell used equipment in response to a drop in rental demand that was greater than the normal seasonal decline. During 2010, we intentionally slowed our sales of certain types of used rental equipment to preserve fleet while experiencing rising demand. Increased demand for our rental equipment beginning in the second quarter of 2010 was evident by our fleet utilization, which increased 980 basis points to 68.7% for the three months ended September 30, 2010 from 58.9% for the three months ended September 30, 2009 and increased 440 basis points to 62.4% for the nine months ended September 30, 2010 from 58.0% for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 we also purchased $265.7 million of new rental fleet. Our sales of used rental equipment in the nine months ended September 30, 2010 were driven in part by our decision to divest and replace aging rental fleet.
     Cost of equipment rentals, excluding depreciation, increased $1.1 million, or 0.3%, from $423.6 million for the nine months ended September 30, 2009 to $424.7 million for the nine months ended September 30, 2010. Included in the prior year period is $10.2 million of closing and severance costs compared to $0.3 million in the current year. Increased expenses resulting from higher equipment repairs and maintenance, fuel and freight costs more than offset the decrease in closing and severance costs. Equipment repairs and maintenance, fuel and freight costs increased $5.6 million, $5.2 million and $3.9 million in the nine months ended September 30, 2010 as compared to the same prior year period. These increases were partially offset by a $2.5 million decrease in personal property taxes. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 51.1% for the nine months ended September 30, 2009 to 54.9% for the nine months ended September 30, 2010 due primarily to a 7.7% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $14.6 million, or 6.7%, from $217.5 million for the nine months ended September 30, 2009 to $202.9 million for the nine months ended September 30, 2010. The decrease in depreciation of rental equipment resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment was 26.2%, unchanged from September 30, 2009.
     Cost of merchandise sales decreased $0.9 million, or 3.3%, from $28.2 million for the nine months ended September 30, 2009 to $27.3 million for the nine months ended September 30, 2010, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 29.7% for the nine months ended September 30, 2009 to 27.5% for the nine months ended September 30, 2010, due to a margin decline on replacement parts sales associated with customer workorders.
     Cost of used rental equipment sales decreased $42.3 million, or 36.6%, from $115.4 million for the nine months ended September 30, 2009 to $73.1 million for the nine months ended September 30, 2010. The decrease is due primarily to the 31.9% decrease in sales of used rental equipment for the nine months ended September 30, 2010. Gross margin for the sale of used rental equipment increased from 6.7% for the nine months ended September 30, 2009 to 13.3% for the nine months ended September 30, 2010. The increase in gross margin was due primarily to an improvement in margins on used equipment sold through both retail and auction channels.
     Selling, general and administrative expenses decreased $5.8 million, or 5.5%, from $107.1 million for the nine months ended September 30, 2009 to $101.3 million for the nine months ended September 30, 2010. The decrease is due primarily to a $5.5 million decrease in our provision for doubtful accounts, a $3.4 million decrease in sales force wages and benefits and a $1.0 million decrease in direct marketing costs. These decreases were partially offset by a $4.0 million increase in administrative wages and benefits. Selling, general and administrative expenses increased as a percentage of total revenues from 10.8% for the nine months ended September 30, 2009 to 11.3% for the nine months ended September 30, 2010. The increase as a percentage of revenues is primarily due to a 7.7% decrease in equipment rental rates.
     Depreciation and amortization of non-rental equipment and intangibles decreased $3.7 million, or 11.0%, from $33.7 million for the nine months ended September 30, 2009 to $30.0 million for the nine months ended September 30, 2010. The decrease is primarily due to a smaller fleet of capitalized leased vehicles during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was also driven by a decrease in the net book value of leasehold improvements, which resulted from leasehold improvements that had reached the end of their useful lives.

     Other operating gains, net were $3.6 million for the nine months ended September 30, 2010 and consisted primarily of $1.7 million of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage and $1.0 million of proceeds received in connection with a legal settlement. The gain associated with the hurricane damage represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.
     Interest expense, net increased $15.6 million, or 11.9%, from $130.9 million for the nine months ended September 30, 2009 to $146.5 million for the nine months ended September 30, 2010, due to higher interest rates under our 2017 Notes and 2019 Notes, which were issued in the second half of 2009, as compared to interest rates on our Second Lien Term Facility, which was partially repaid in 2009. The impact of the higher rates was partially offset by lower debt levels as well as the de-designation of certain interest rate swaps in the fourth quarter of 2009, which resulted in the accelerated recognition of our interest expense that would have been incurred during 2010 had the de-designation not occurred. In addition, amortization of deferred financing costs increased as a result of the 2017 and 2019 Notes issuances.
     Gain on extinguishment of debt, net was $12.5 million for the nine months ended September 30, 2009 and consists of a $16.2 million gain from the pay-down of our Second Lien Term Facility offset by a $3.7 million loss from the extinguishment of our Senior ABL Term Loan. The $16.2 million net gain associated with the Second Lien Term Facility includes a $20.6 million gain, which represents the difference between carrying value of the Second Lien Term Facility and the repurchase price offset by $1.9 million of creditor and third party fees incurred to amend and pay-down the Second Lien Term Facility as well as $2.5 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our Senior ABL Term Loan includes $1.4 million of creditor fees to amend our ABL Facilities credit agreement and $2.3 million of unamortized deferred financing costs that were expensed.
     The benefit for income taxes was $39.8 million and $19.7 million for the nine months ended September 30, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine month period ending September 30, 2010 and 2009 was 37.5% and 39.0%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for the 2009 nine month period also includes a $2.7 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns and an offsetting expense recognized during the second quarter of 2009 relating to the expiration of share appreciation rights granted by ACAB to certain employees of the Company.
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
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2010 and 2009:

	Nine months ended
	September 30,
	2010	2009
	(in 000s)

Net cash provided by operating activities	$312,449	$230,217
Net cash (used in) provided by investing activities	(183,108)	101,297
Net cash used in financing activities	(129,006)	(327,195)
Effect of foreign exchange rates on cash	694	1,001

Net increase in cash and cash equivalents	$1,029	$5,320

     As of September 30, 2010, we had cash and cash equivalents of $5.6 million, an increase of $1.0 million from December 31, 2009. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our Senior ABL Revolving Facility.
     Operating activities — Net cash provided by operating activities during the nine months ended September 30, 2010 consisted of the add-back of non-cash items and other adjustments of $219.7 million and an increase in operating liabilities (net of operating assets) of $159.1 million offset by a net loss of $66.4 million. The most significant change in operating assets and liabilities was an increase in accounts payable of $186.5 million, which was primarily attributable to capital purchases made in the six months ended September 30, 2010.
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
     Investing activities — Net cash used in investing activities during the nine months ended September 30, 2010 consisted of $271.3 million of capital purchases offset by $86.5 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.
     The change from net cash provided by investing activities during the nine months ended September 30, 2009 as compared to net cash used in investing activities during the nine months ended September 30, 2010 was due primarily to our changing priorities with respect to our rental fleet. During 2009, we continued our efforts to accelerate sales of used rental equipment in response to a drop in rental demand. During 2010, we intentionally slowed our sales of certain used rental equipment to preserve fleet in anticipation of rising demand. To satisfy the increase in demand, we also purchased $265.7 million of new rental fleet in the nine months ended September 30, 2010, up $232.2 million, from $33.5 million in the nine months ended September 30, 2009. Our sales of used rental equipment in the nine months ended September 30, 2010 were driven in part by our decision to divest and replace aging rental equipment.
     Financing activities — Net cash used in financing activities during the nine months ended September 30, 2010 consists primarily of $106.0 million net payments on our Senior ABL Revolving Facility and $21.9 million of repayments on our capital leases. Pursuant to an intercompany revolving credit agreement between RSC Equipment Rental of Canada, Ltd and RSC Equipment Rental, Inc., the Company will periodically transfer excess cash generated from its Canadian operations to the U.S. in order to pay down the outstanding balance on its Senior ABL Revolving Facility. The outstanding balance of the intercompany loan in U.S. dollars was approximately $26.2 million at September 30, 2010. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.
     Net cash used in financing activities during the nine months ended September 30, 2009 consists primarily of $277.2 million net payments on our Senior ABL Revolving Facility, $244.4 million of payments to extinguish our Senior ABL Term Loan and $137.1 million of prepayments on our Second Lien Term Facility. We also repaid $31.9 million on our other debt obligations and paid $26.4 million of deferred and non-deferred financing costs of which $23.2 million pertains to costs associated with the 2017 Notes and amendments to the Senior ABL Revolving Facility and $2.7 million pertains to costs associated with an amendment to the Second Lien Term Facility and the related prepayments noted above. These cash outflows were offset by $389.3 million of proceeds from the 2017 Notes.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2010, we had $2.1 billion of indebtedness outstanding, consisting primarily of $295.2 million under the Senior ABL Revolving Facility, $479.4 million under the Second Lien Term Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes and $200.0 million of 2019 Notes. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $9.6 million and $2.9 million, respectively, in our condensed consolidated balance sheet at September 30, 2010.
     As of September 30, 2010, we had an outstanding balance of $295.2 million on our Senior ABL Revolving Facility leaving $674.0 million available for future borrowings. The available borrowings of $674.0 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the nine months ended September 30, 2010, we borrowed $104.0 million under the Senior ABL Revolving Facility and repaid $210.0 million.
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
     As of September 30, 2010, our fixed charge coverage ratio was 1.37 to 1.00 and the leverage ratio was 5.51 to 1.00, as calculated in accordance with the Senior ABL Revolving Facility. However, because excess availability was $674.0 million as of September 30, 2010 the covenant test did not apply. Had excess availability fallen below $140.0 million as of September 30, 2010 compliance with these financial ratios would have been required and we would have violated the maximum leverage ratio requirement, which would be an event of default. We do not expect excess availability to fall below $140.0 million at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified ratios and tests during that time. If an event of default occurred, the Company would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.
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

     We expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2010. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Assuming certain payment conditions under the Senior ABL Revolving Facility are satisfied, our Second Lien Term Facility limits our capacity to repurchase common stock or make optional payments on unsecured debt securities. This limitation at September 30, 2010 was $116.8 million, when considering a total basket of $150.0 million, net of $33.2 million of usage. We are also limited to $50.0 million in cash dividends in 2010.
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
     The table below provides a reconciliation between net loss, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in 000s)
Net loss	$(6,422)	$(5,835)	$(66,365)	$(30,829)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	78,890	80,865	232,900	251,164
Interest expense, net	48,446	50,666	146,472	130,911
Benefit for income taxes	(3,542)	(7,034)	(39,829)	(19,734)

EBITDA	$117,372	$118,662	$273,178	$331,512

Adjustments:
Gain on extinguishment of debt, net	—	(12,489)	—	(12,489)
Share-based compensation	1,708	1,179	3,966	3,473
Other (income) expense, net	(264)	(75)	(364)	335

Adjusted EBITDA	$118,816	$107,277	$276,780	$322,831

     The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in 000s)
Net cash provided by operating activities	$142,556	$107,033	$312,449	$230,217
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	4,310	713	9,635	6,329
Gain on insurance settlement	—	—	1,736	—
Cash paid for interest	33,301	20,314	126,655	104,402
Cash received for taxes, net	(25,489)	(12,733)	(25,562)	(7,098)
Other (income) expense, net	(264)	(75)	(364)	335
Changes in other operating assets and liabilities	(35,598)	(7,975)	(147,769)	(11,354)

Adjusted EBITDA	$118,816	$107,277	$276,780	$322,831

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
     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in 000s)
Net cash provided by operating activities	$142,556	$107,033	$312,449	$230,217

Purchases of rental equipment	(118,748)	(15,151)	(265,714)	(33,488)
Purchases of property and equipment	(3,995)	(708)	(5,630)	(2,597)
Proceeds from sales of rental equipment	29,216	31,384	84,315	123,757
Proceeds from sale of property and equipment	533	2,409	2,185	10,539
Insurance proceeds from rental equipment and property claims	—	—	1,736	3,086

Net capital (expenditures) inflows	(92,994)	17,934	(183,108)	101,297

Free cash flow	$49,562	$124,967	$129,341	$331,514

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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on our disclosures at September 30, 2010.
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
     Interest Rate Risk
     Excluding the effect of our hedge agreements, we have a significant amount of debt under the Senior ABL Revolving Facility and the Second Lien Term Facility with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of September 30, 2010, our net interest expense for the nine months ended September 30, 2010 would have increased by an estimated $2.3 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $6.8 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at September 30, 2010. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. In connection with an October 2009 partial prepayment of outstanding principal on the Second Lien Term Facility, we reduced the notional amount of one of these interest rate swaps from $100.0 million to $71.5 million. In November 2009, we prepaid an additional $192.1 million of principal on the Second Lien Term Facility thereby reducing the outstanding balance to $479.4 million. As a result of this prepayment, $192.1 million of the notional amounts on our interest rate swaps were de-designated as cash flow hedges as they no longer hedge the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. In order to offset our exposure to the de-designated interest rate swaps, we entered into two reverse interest rate swap agreements in November 2009 under which we exchanged a portion of our fixed-rate interest payments for floating-rate interest payments. These agreements cover a combined notional amount of debt totaling $192.1 million, of which $171.5 million is for a one-year period and $20.6 million is for a three-year period. The reverse swaps became effective October 5, 2009 and are settled on a quarterly basis. The reverse swap with a notional amount of $171.5 million expired on October 5, 2010. Two of the original swaps with a combined notional amount of $171.5 million also expired on October 5, 2010.
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
     Considering the $479.4 million of the Second Lien Term Facility that was hedged as of September 30, 2010, 81.9% of our $2,060.8 million of debt at September 30, 2010 had fixed rate interest.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2010 and September 30, 2009, 6.2% and 4.9%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the nine months ended September 30, 2010, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.5 million for the nine months ended September 30, 2010.
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
     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2009 Form 10-K filed with the SEC on February 18, 2010, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as noted below, there have been no material changes to the risk factors discussed in Part 1, Item 1A of our 2009 Form 10-K filed with the SEC.
Certain existing stockholders of RSC Holdings have significant control over our company and large ownership positions that could be sold, transferred or distributed.
     Oak Hill, Ripplewood, ACF and RSC Holdings are parties to an Amended and Restated Stockholders Agreement dated May 29, 2007, as amended further by Amendment No. 1 dated August 24, 2009 (the “Stockholders Agreement”), pursuant to which Oak Hill currently has the right to nominate four members of RSC Holdings’ Board of Directors. As of September 30, 2010, Oak Hill, Ripplewood and ACF collectively owned just over 50% of the outstanding shares of our common stock and together may exercise control over matters requiring stockholder approval and our policies and affairs. Due to the Stockholders Agreement, Oak Hill has significant influence with respect to: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policies and direction of our business. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of the common stock of RSC Holdings by Oak Hill, Ripplewood or ACF, or the perception of the forgoing by investors, may cause the trading price of our common stock to decline and could adversely affect our ability to obtain financing in the future.
We have elected to be exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE Rules and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements for so long as our election continues.
     As a result of the ownership of our common stock by Oak Hill, Ripplewood and ACF, we are a “controlled company” for the purposes of the NYSE listing requirements, and therefore, we are eligible for, and have elected to take advantage of, exemptions from certain NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our compensation and nominating and corporate governance committees to be comprised entirely of independent directors. Accordingly, for so long as we remain a “controlled company” and elect to opt out of these provisions, our stockholders do not and will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements, and the ability of our independent directors to influence our business policies and affairs may be reduced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits and Financial Statement Schedules

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Executive Employment and Noncompetition Agreement, by and between Patricia D. Chiodo and RSC Holdings Inc., effective October 1, 2010	8-K	001-33485	10.1	9/27/2010
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President, Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2010

/s/ Patricia D. Chiodo Patricia D. Chiodo	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 21, 2010

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Executive Employment and Noncompetition Agreement, by and between Patricia D. Chiodo and RSC Holdings Inc., effective October 1, 2010	8-K	001-33485	10.1	9/27/2010
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X