Form 10-Q
period 2011-03-31
RSC Holdings Inc.
filed 2011-04-21
CIK 1389305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes☐ No ☑
As of April 18, 2011 there were 103,752,345 shares of no par value Common Stock outstanding.

i

Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Old Senior ABL Revolving Facility and Second Lien Term Facility, or the New Senior ABL Revolving Facility and in connection with the 2014 Senior Unsecured Notes (the “2014 Notes”), the 2017 Senior Secured Notes (the “2017 Notes”), the 2019 Senior Unsecured Notes (the “2019 Notes”) or the 2021 Senior Unsecured Notes (the “2021 Notes”) (collectively the “Notes”), RSC Holdings III, LLC, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$32,153	$3,510
Accounts receivable, net of allowance for doubtful accounts of $7,717 and $7,009 at March 31, 2011 and December 31, 2010, respectively	237,163	228,532
Inventory	14,994	14,171
Deferred tax assets, net	10,494	17,912
Prepaid expense and other current assets	12,349	13,798

Total current assets	307,153	277,923

Rental equipment, net of accumulated depreciation of $1,097,946 and $1,089,843 at March 31, 2011 and December 31, 2010, respectively	1,394,632	1,336,424
Property and equipment, net of accumulated depreciation of $213,797 and $208,495 at March 31, 2011 and December 31, 2010, respectively	108,904	110,779
Goodwill and other intangibles, net	939,112	939,302
Deferred financing costs	58,309	44,205
Other long-term assets	9,336	9,342

Total assets	$2,817,446	$2,717,975

Liabilities and Stockholders’ Deficit
Accounts payable	$246,660	$193,819
Accrued expenses and other current liabilities	106,528	119,608
Current portion of long-term debt	25,603	25,294

Total current liabilities	378,791	338,721

Long-term debt	2,166,773	2,043,887
Deferred tax liabilities, net	305,084	330,862
Other long-term liabilities	29,037	41,782

Total liabilities	2,879,685	2,755,252

Commitments and contingencies

Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,726,495 shares issued and outstanding at March 31, 2011 and 103,551,078 shares issued and outstanding at December 31, 2010)	836,593	833,989
Accumulated deficit	(923,790)	(873,358)
Accumulated other comprehensive income	24,958	2,092

Total stockholders’ deficit	(62,239)	(37,277)

Total liabilities and stockholders’ deficit	$2,817,446	$2,717,975

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Equipment rental revenue	$271,775	$222,213
Sale of merchandise	12,652	11,421
Sale of used rental equipment	42,493	27,106

Total revenues	326,920	260,740

Cost of revenues:
Cost of equipment rentals, excluding depreciation	148,976	129,292
Depreciation of rental equipment	70,889	66,645
Cost of merchandise sales	8,442	8,074
Cost of used rental equipment sales	30,970	24,637

Total cost of revenues	259,277	228,648

Gross profit	67,643	32,092

Operating expenses:
Selling, general and administrative	41,718	35,712
Depreciation and amortization of non-rental equipment and intangibles	10,225	10,057
Other operating gains, net	(719)	(2,312)

Total operating expenses, net	51,224	43,457

Operating income (loss)	16,419	(11,365)
Interest expense, net	81,959	49,793
Loss on extinguishment of debt	15,342	—
Other income, net	(337)	(199)

Loss before benefit for income taxes	(80,545)	(60,959)
Benefit for income taxes	30,113	23,131

Net loss	$(50,432)	$(37,828)

Weighted average shares outstanding used in computing net loss per common share:
Basic and diluted	103,787	103,477

Net loss per common share:
Basic and diluted	$(0.49)	$(0.37)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(50,432)	$(37,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,114	76,702
Amortization of deferred financing costs	2,730	3,173
Amortization of original issue discount	299	268
Share-based compensation expense	1,274	663
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	(12,041)	(2,608)
Deferred income taxes	(31,180)	(23,666)
Gain on settlement of insurance property claims	—	(1,736)
Loss on extinguishment of debt	15,342	—
Interest expense, net on ineffective hedge	(104)	85
Changes in operating assets and liabilities:
Accounts receivable, net	(7,986)	7,372
Inventory	(798)	485
Other assets	1,179	160
Accounts payable	53,131	35,382
Accrued expenses and other liabilities	6,656	7,029

Net cash provided by operating activities	59,184	65,481

Cash flows from investing activities:
Purchases of rental equipment	(157,921)	(44,906)
Purchases of property and equipment	(2,444)	(331)
Proceeds from sales of rental equipment	42,493	27,106
Proceeds from sales of property and equipment	1,594	1,296
Insurance proceeds from rental equipment and property claims	—	1,736

Net cash used in investing activities	(116,278)	(15,099)

Cash flows from financing activities:
Proceeds from Old Senior ABL Revolving Facility	72,000	35,000
Proceeds from New Senior ABL Revolving Facility	383,000	—
Proceeds from issuance of 2021 Notes	650,000	—
Payments on Old Senior ABL Revolving Facility	(376,195)	(73,000)
Payments on New Senior ABL Revolving Facility	(9,000)	—
Payments on 2014 Notes	(117,000)	—
Payments for call premium on 2014 Notes	(5,562)	—
Payments on Second Lien Term Facility	(479,395)	—
Payments on capital leases and other debt	(6,916)	(9,020)
Payments for deferred financing costs	(26,826)	(624)
Proceeds from stock option exercises	1,330	15
Decrease in outstanding checks in excess of cash balances	(440)	—

Net cash provided by (used in) financing activities	84,996	(47,629)

Effect of foreign exchange rates on cash	741	574

Net increase in cash and cash equivalents	28,643	3,327
Cash and cash equivalents at beginning of period	3,510	4,535

Cash and cash equivalents at end of period	$32,153	$7,862

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,305	$36,831
Cash received for taxes, net	66	406
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$6,401	$1,484
Accrued deferred financing costs	113	260
See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. At March 31, 2011, the Company’s total assets were $2,817.4 million, of which 94.7% and 5.3% were employed in the Company’s U.S. and Canadian operations, respectively. For the three months ended March 31, 2011, the Company generated approximately 83.1% of its revenues from equipment rentals, and it derived the remaining 16.9% of its revenues from sales of used rental equipment, merchandise and other related items.
     Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission (“SEC”) rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this Quarterly Report on Form 10-Q should be read in conjunction with the 2010 Form 10-K.
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
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for the Company is calendar year 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial condition, results of operations or cash flows.
     In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for the Company is calendar year 2011. The guidance did not have an impact on the Company’s disclosures for the quarter ended March 31, 2011.
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
     The fair values of the Company’s 2014 Notes, 2017 Notes, 2019 Notes and 2021 Notes are based on quoted market prices. The fair value of the Company’s New Senior ABL Revolving Facility is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 6 for additional fair market information related to debt instruments and Note 8 for additional information about measuring the fair value of assets and liabilities.
(3) Net Loss per Common Share
     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period.
The following table presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s except per share data)
Numerator:
Net loss	$(50,432)	$(37,828)

Denominator:
Weighted average shares — basic	103,787	103,477
Employee stock options	—	—

Total weighted average shares — diluted	103,787	103,477

Net loss per common share — basic and diluted	$(0.49)	$(0.37)

Anti-dilutive stock-based awards excluded	6,060	6,050
     For the three months ended March 31, 2011 and 2010, no shares of common stock underlying stock options and unvested restricted stock units were included in the computation of diluted net loss per common share because the inclusion of such shares would be anti-dilutive based on the net loss reported.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(4) Accumulated Other Comprehensive Income
     Accumulated other comprehensive income (loss) components as of March 31, 2011 were as follows:

			Accumulated
	Foreign	Fair Market	Other
	Currency	Value of Cash	Comprehensive
	Translation	Flow Hedges	Income
		(in 000s)
Balance at December 31, 2010	$21,722	$(19,630)	$2,092
Foreign currency translation	3,236	—	3,236
Change in fair value of cash flow hedges, net of tax	—	19,630	19,630

Balance at March 31, 2011	$24,958	$—	$24,958

     Comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s)
Net loss	$(50,432)	$(37,828)
Currency translation adjustments	3,236	3,567
Change in fair value of cash flow hedges, net of tax	19,630	134

Comprehensive loss	$(27,566)	$(34,127)

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
     During the three months ended March 31, 2011, the Company closed nine locations. During the year ended December 31, 2010, the Company closed or consolidated 12 locations. The closed location reserves at March 31, 2011 and December 31, 2010, consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term and estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company. Freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements are expensed as incurred. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to March 31, 2011, additional charges are possible to the extent that actual future settlements differ from the Company’s estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee	Other
	Other Related	Termination	Exit
	Costs (a)	Costs (b)	Costs (c)	Total
Closed location reserves at December 31, 2010	$(4,265)	$—	$—	$(4,265)
Charges incurred to close locations	(700)	(59)	(58)	(817)
Cash payments	665	32	58	755
Adjustments to reserve	(21)	—	—	(21)

Closed location reserves at March 31, 2011	$(4,321)	$(27)	$—	$(4,348)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations. The lease exit portion of the closed location reserves at March 31, 2011 are expected to be paid over the remaining contractual term of the leases, which range from three to 84 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the three months ended March 31, 2011, these costs are included within cost of equipment rentals in the condensed consolidated statement of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     During the three months ended March 31, 2011, the Company also recognized $0.6 million of other severance costs not directly associated with location closures. Of the additional severance expense recognized, $0.5 million is included within cost of equipment rentals and $0.1 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
(6) Debt
     Debt consists of the following at:

			March 31,		December 31,
			2011		2010
			Unamortized
			Deferred
	Interest	Maturity	Financing
	Rate (a)	Date	Costs	Debt	Debt
			(in 000s)
New Senior ABL Revolving Facility	2.75%	Feb. 2016	$21,942	$374,000	$—
Old Senior ABL Revolving Facility	n/a	(b)	—	—	304,195
Second Lien Term Facility	n/a	(c)	—	—	479,395
2014 Notes	9.50%	Dec. 2014	9,148	503,000	620,000
2017 Notes	10.50%	Jul. 2017	8,126	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,813	200,000	200,000
2021 Notes	8.25%	Feb. 2021	14,280	650,000	—
Capitalized lease obligations (d)	1.59%	Various	—	77,274	77,788

Total			$58,309	2,204,274	2,081,378

Original issue discounts (e)	n/a	n/a		(11,898)	(12,197)

Total				$2,192,376	$2,069,181

(a)	Estimated interest rate presented is the effective interest rate as of March 31, 2011 including the effect of original issue discounts, where applicable, and excluding the effects of deferred financing costs.

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(b)	In February 2011, the Company repaid the outstanding balance of the Old Senior ABL Revolving Facility and replaced it with the New Senior ABL Revolving Facility due February 2016. As a result, the Company classified the outstanding balance on the Old Senior ABL Revolving Facility as long-term debt at December 31, 2010. Had the Company not entered into the New Senior ABL Revolving Facility, $78.4 million of the outstanding balance on the Old Senior ABL Revolving Facility at December 31, 2010 would have been due November 2011 with the remaining $225.8 million due August 2013. See “New Senior ABL Revolving Facility” below for additional information.

(c)	In January 2011, the Company repaid the $479.4 million outstanding balance on the Second Lien Term Facility using proceeds received from the sale of the 2021 Notes. See “$650.0 million Senior Unsecured Notes Offering” below for additional information.

(d)	Capital leases include $25.6 million and $51.7 million of obligations that are classified as current and long-term debt, respectively, at March 31, 2011.

(e)	The original issue discounts represent the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of March 31, 2011, the Company had $640.8 million available for borrowing under the New Senior ABL Revolving Facility. A portion of the New Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. The Company is in compliance with all applicable debt covenants as of March 31, 2011.
     As of March 31, 2011, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
New Senior ABL Revolving Facility	$374,000
2014 Notes	526,893
2017 Notes	454,000
2019 Notes	209,000
2021 Notes	677,625
Capitalized lease obligations	77,274

Total	$2,318,792

          $650.0 million Senior Unsecured Notes Offering
          On January 19, 2011, the Company completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on the Company’s Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle the Company’s outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.5 million, were capitalized as deferred financing costs and are being amortized to interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, the Company redeemed $117.0 million of aggregate principal of the Company’s 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on the Company’s New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, the Company expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the quarter ended March 31, 2011. The settlement of the Company’s interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the quarter ended March 31, 2011.
          In March 2011, the Company initiated an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes will be registered under the Securities Act of 1933 and will not contain restrictions on transfer. The Company expects the exchange offer to close in April 2011.
          New Senior ABL Revolving Facility
          On February 9, 2011, the Company entered into the New Senior ABL Revolving Facility, which replaced its Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on the Company’s Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as

RSC HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, the Company wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2011. The Company’s New Senior ABL Revolving Facility, which is due February 2016, provides commitments for aggregate borrowings of approximately $1,100.0 million subject to, among other things, the Company’s maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that the Company is subject to, under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.
          Interest Rate Swaps
          In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling $700.0 million. The objective of the swaps was to effectively hedge the cash flow risk associated with a portion of the Second Lien Term Facility which had variable interest rates. In November 2009, the Company entered into two reverse swaps to offset a portion of the fixed rate payments under certain other swap agreements that were de-designated as cash flow hedges in November 2009. All interest rate swaps and reverse swaps in effect at December 31, 2010 were settled on January 19, 2011 in conjunction with the debt transactions described above. See Note 7 for additional information.
(7) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the Second Lien Term Facility, which was repaid in January 2011, was based on a fluctuating rate of interest measured by reference to an adjusted London interbank offered rate, or (“LIBOR”), plus a borrowing margin; or an alternate base rate plus a borrowing margin. To hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company has utilized interest rate swaps under which it has exchanged floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. An assessment of the effectiveness of derivative instruments designated as cash flow hedges is performed on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the liabilities for derivatives qualifying as cash flow hedges totaled $104,000 at December 31, 2010. As previously described, the Company settled all interest rate swaps in effect at December 31, 2010 on January 19, 2011. The Company does not have any outstanding interest rate swaps as of March 31, 2011. In connection with the Company’s interest rate swap settlements, the Company paid $35.1 million of which $33.9 million was recognized as interest expense in the three months ended March 31, 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of the Company’s interest rate swaps were de-designated as cash flow hedges.
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
     The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive income (loss) (“OCIL”) were as follows (in 000s):

	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
			Loss in	Loss in
	Fair	Fair	Accumulated	Accumulated
	Value of	Value of	OCIL	OCIL
Derivative Type	Swap Liabilities	Swap Liabilities	(Net of Tax)(a)	(Net of Tax)
Interest rate swaps designated as hedges	n/a	$32,285	n/a	$19,630
Interest rate swaps not designated as hedges	n/a	$1,388	n/a	n/a

(a)	The Company settled its interest rate swaps and reverse swaps in January 2011 and in doing so reclassified all related losses in accumulated other comprehensive income (loss) into earnings. See Note 6 for additional information.
     The effect of derivative instruments on comprehensive loss for the three months ended March 31, 2011 was as follows (in 000s):

		Loss Reclassified from	Gain
	Loss Recognized in	Accumulated OCIL into	Recognized on
	Accumulated OCIL	Expense	Ineffective Portion
Derivative Type	(Net of Tax)	(Net of Tax)	of Derivatives
Interest rate swaps	$—	$19,630	$104
     For the three months ended March 31, 2011, the Company recognized a loss of $80,000 on interest rate swaps not designated as hedging instruments. The loss was included within interest expense, net in the condensed consolidated statement of operation.
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
     As of March 31, 2011, no assets or liabilities were measured at fair value on a recurring or nonrecurring basis.
(9) Income Tax
     The benefit for income taxes was $30.1 million and $23.1 million for the three months ended March 31, 2011 and 2010, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was 37.4% and 37.9% during the three months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The Company’s effective tax rate decreased due to the effect of enacted state tax rate changes applied to the Company’s deferred balances, during the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this management’s discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. See “Cautionary Note for Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in, or implied by, any forward-looking statements.
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2010 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 included in this Quarterly Report on Form 10-Q.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 446 rental locations across ten regions in 41 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and non-residential construction markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended March 31, 2011 and March 31, 2010, we generated approximately 83.1% and 85.2% of our revenues from equipment rentals, respectively, and we derived the remaining 16.9% and 14.8% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, loss before benefit for income taxes and net loss for the three months ended March 31, 2011 and 2010 (in 000s):

	Three Months Ended
	March 31,
	2011	2010
Total revenues	$326,920	$260,740
Loss before benefit for income taxes	(80,545)	(60,959)
Net loss	(50,432)	(37,828)
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

	Three Months Ended
	March 31,
	2011	2010
Adjusted EBITDA (in millions) (a)	$98.8	$66.0
Fleet utilization (b)	63.6%	54.8%
Average fleet age at period end (months) (c)	43	42
Original equipment fleet cost at period end (in millions) (d)	$2,408	$2,301

(a)	Defined as consolidated net income (loss) before net interest expense, income taxes and depreciation and amortization and before certain other items, including loss on extinguishment of debt, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net loss and Adjusted EBITDA and reconciliation between net cash provided by operating activities and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost or “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     For the three months ended March 31, 2011, Adjusted EBITDA increased $32.8 million, from $66.0 million in the first quarter of 2010 to $98.8 million in the first quarter of 2011. The $32.8 million increase in Adjusted EBITDA in the three months ended March 31, 2011 was due to a $29.9 million increase in equipment rental margins, excluding depreciation, and a $9.1 million increase in used rental equipment sales margins offset by a $6.0 million increase in selling, general and administrative expenses. Equipment rental margins, excluding depreciation, were higher during the 2011 three-month period due to a 20.3% increase in rental volume and a 2.0% increase in rental rates. Used rental equipment margins were higher during the three months ended March 31, 2011 due to an improvement in margins on used rental equipment sold through both retail and auction channels. The increase in selling, general and administrative expenses was driven by increases in administrative and sales force wages as well as travel and meeting expenses.
     For the three months ended March 31, 2011, our utilization increased 880 basis points, as compared to the same prior year period despite an approximate 3% increase in average OEC. The increase in utilization was driven primarily by rising demand for our rental equipment.
     Average fleet age at March 31, 2011 was 43 months, up one month, from 42 months at March 31, 2010. Rental fleet purchases, which totaled $440.1 million in the twelve months ended March 31, 2011, were not at a pace sufficient to offset the growth in overall fleet age.
     OEC at March 31, 2011 was $2,408 million, up 4.7% from $2,301 million at March 31, 2010. The increase consists primarily of rental equipment purchases of approximately $440 million in the twelve months ended March 31, 2011 offset primarily by used equipment sales at OEC in the twelve months ended March 31, 2011.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     The industrial or non-construction market generated approximately 62% of our rental revenues during the three months ended March 31, 2011. The non-residential construction market generated approximately 35% of our rental revenues during the three months ended March 31, 2011. Generally, the industrial or non-construction market is less exposed to cyclicality than the non-residential construction market.

     In the beginning of 2010, demand for our rental equipment remained weak and year over year rental rates were negative due to a continuation of the economic recession, which began in late 2008. During the second quarter of 2010 and continuing through the end of the first quarter of 2011, market conditions improved, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 16.2% at March 31, 2011 as compared to March 31, 2010. In addition, fleet utilization for the quarter ended March 31, 2011 was 63.6%, an increase of 880 basis points from 54.8% for the quarter ended March 31, 2010. The increase in fleet utilization was despite an approximate 3% increase in average OEC in the 2011 versus 2010 first quarter. The increased demand for our rental equipment also contributed to improved pricing as rental rates increased 2.0% in the first quarter of 2011 as compared to the first quarter of 2010. We expect year-over-year rental rates, fleet on rent and utilization in the second quarter of 2011 to be favorable to the second quarter of 2010. Year-over-year comparisons for rental revenues in the second quarter of 2011 are also expected to be favorable.
Factors Affecting Our Results of Operations
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, the industrial or non-construction market is historically less exposed to cyclicality than the non-residential construction market. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

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
     Selling, general and administrative costs primarily include sales force compensation, information technology costs, advertising and marketing costs, professional fees and administrative overhead.
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

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
	(unaudited)
Revenues:
Equipment rental revenue	$271,775	$222,213	83.1%	85.2%	$49,562	22.3%
Sale of merchandise	12,652	11,421	3.9	4.4	1,231	10.8
Sale of used rental equipment	42,493	27,106	13.0	10.4	15,387	56.8

Total revenues	326,920	260,740	100.0	100.0	66,180	25.4

Cost of revenues:
Cost of equipment rentals, excluding depreciation	148,976	129,292	45.6	49.6	19,684	15.2
Depreciation of rental equipment	70,889	66,645	21.7	25.6	4,244	6.4
Cost of merchandise sales	8,442	8,074	2.6	3.1	368	4.6
Cost of used rental equipment sales	30,970	24,637	9.5	9.4	6,333	25.7

Total cost of revenues	259,277	228,648	79.3	87.7	30,629	13.4

Gross profit	67,643	32,092	20.7	12.3	35,551	110.8

Operating expenses:
Selling, general and administrative	41,718	35,712	12.8	13.7	6,006	16.8
Depreciation and amortization of non-rental equipment and intangibles	10,225	10,057	3.1	3.9	168	1.7
Other operating gains, net	(719)	(2,312)	(0.2)	(0.9)	1,593	n/a

Total operating expenses, net	51,224	43,457	15.7	16.7	7,767	17.9

Operating income (loss)	16,419	(11,365)	5.0	(4.4)	27,784	n/a
Interest expense, net	81,959	49,793	25.1	19.1	32,166	64.6
Loss on extinguishment of debt	15,342	—	4.7	—	15,342	n/a
Other income, net	(337)	(199)	(0.1)	(0.1)	(138)	n/a

Loss before benefit for income taxes	(80,545)	(60,959)	(24.6)	(23.4)	(19,586)	n/a
Benefit for income taxes	30,113	23,131	9.2	8.9	6,982	n/a

Net loss	$(50,432)	$(37,828)	(15.4)%	(14.5)%	$(12,604)	n/a

     Total revenues increased $66.2 million, or 25.4%, from $260.7 million for the three months ended March 31, 2010 to $326.9 million for the three months ended March 31, 2011. Equipment rental revenue increased $49.6 million, or 22.3%, from $222.2 million for the three months ended March 31, 2010 to $271.8 million for the three months ended March 31, 2011. The increase in equipment rental revenue is primarily the result of a $45.2 million, or 20.3%, increase in rental volume and a $4.4 million, or 2.0%, increase in rental rates. The increase in rental volume is inclusive of a $1.1 million increase due to currency rate changes.
     Sale of merchandise revenues increased $1.2 million, or 10.8%, from $11.4 million for the three months ended March 31, 2010 to $12.7 million for the three months ended March 31, 2011. The increase was driven primarily by increases in parts and new equipment sales of $0.5 million and $0.4 million, respectively. The increase in parts is due primarily to an increase in rental revenue and the increase in new equipment sales is due primarily to mix.
     Revenues from the sale of used rental equipment increased $15.4 million, or 56.8%, from $27.1 million for the three months ended March 31, 2010 to $42.5 million for the three months ended March 31, 2011. The increase was due to an approximate 40% increase in volume combined with improved pricing in both auction and retail channels. Used equipment sales at OEC for the three months ended March 31, 2011 totaled $90.3 million and represent a normal part of the rental fleet life cycle.
     Cost of equipment rentals, excluding depreciation, increased $19.7 million, or 15.2%, from $129.3 million for the three months ended March 31, 2010 to $149.0 million for the three months ended March 31, 2011, due primarily to the 20.3% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 58.2% for the three months ended March 31, 2010 to 54.8% for the three months ended March 31, 2011.
     Depreciation of rental equipment increased $4.2 million, or 6.4%, from $66.6 million for the three months ended March 31, 2010 to $70.9 million for the three months ended March 31, 2011. The increase in depreciation of rental equipment was due largely to an approximate 3% increase in average OEC. The increase in average OEC was driven by $157.9 million of rental equipment purchases, net of $90.3 million of used equipment sales at OEC in the three months ended March 31, 2011. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 30.0% in the three months ended March 31, 2010 to 26.1% in the three months ended March 31, 2011. This decrease was due primarily to an increase in fleet utilization during the first quarter of 2011 as compared to the first quarter of 2010, and to a smaller extent, an increase in rental rates.
     Cost of merchandise sales increased $0.4 million, or 4.6%, from $8.1 million for the three months ended March 31, 2010 to $8.4 million for the three months ended March 31, 2011. The increase consisted of increases in the cost of new equipment sales and parts sales of $0.4 million and $0.5 million, respectively, offset by a decrease in the cost of non-stock sales of $0.2 million. Gross margin for merchandise sales increased from 29.3% for the three months ended March 31, 2010 to 33.3% for the three months ended March 31, 2011 due primarily to margin improvements on non-stock sales.
     Cost of used rental equipment sales increased $6.3 million, or 25.7%, from $24.6 million for the three months ended March 31, 2010 to $31.0 million for the three months ended March 31, 2011. The increase is due primarily to an increase in the volume of used rental equipment sold during the three months ended March 31, 2011. Gross margin for the sale of used rental equipment increased from 9.1% for the three months ended March 31, 2010 to 27.1% for the three months ended March 31, 2011. The increase was reflected in higher margins on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.
     Selling, general and administrative expenses increased $6.0 million, or 16.8%, from $35.7 million for the three months ended March 31, 2010 to $41.7 million for the three months ended March 31, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits as well as travel and meeting costs. Administrative and sales force wages and benefits increased $4.0 million in the 2011 versus 2010 first quarter and consisted primarily of a $2.2 million increase in sales commissions, a $1.1 million increase in direct wages and a $0.9 million increase in variable compensation. The increase in sales commission was due primarily to increases in equipment rental revenues and the sale of used rental equipment. The increase in direct wages was due primarily to an increase in headcount. On a combined basis, travel and meeting costs increased approximately $1.8 million. These increases were offset by a $0.5 million decrease in our provision for doubtful accounts. Selling, general and administrative expenses decreased as a percentage of total revenues from 13.7% for the three months ended March 31, 2010 to 12.8% for the three months ended March 31, 2011.
     Depreciation and amortization of non-rental equipment and intangibles increased $0.2 million, or 1.7%, from $10.1 million for the three months ended March 31, 2010 to $10.2 million for the three months ended March 31, 2011. The increase is due to an increase in depreciation on non-rental vehicles and trailers due to a larger fleet.
     Other operating gains, net were $0.7 million in the three months ended March 31, 2011 and consisted primarily of gains on the sale of delivery trailers. Other operating gains, net were $2.3 million in the three months ended March 31, 2010 and consisted primarily of $1.7 million of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage. This gain represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.

     Interest expense was $82.0 million in the three months ended March 31, 2011, up $32.2 million from $49.8 million for the three months ended March 31, 2010. The increase was due to the settlement of our interest rate swaps and reverse swaps in January 2011 net of lower debt rates on our 2021 Notes as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011 and the rate on our 2014 Notes, which were partially repaid in February 2011. In connection with our interest rate swap settlements, we paid $35.1 million of which $33.9 million was recognized as interest expense in the three months ended March 31, 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of our interest rate swaps were de-designated as cash flow hedges.
     Loss on extinguishment of debt was $15.3 million for the three months ended March 31, 2011 and consists of (i) the write-off of $5.1 million of unamortized deferred financing costs associated with our Second Lien Term Facility, which we repaid in January 2011, (ii) the write-off of $2.2 million of unamortized deferred financing costs and $5.6 million of call premiums associated with partial repayment of our 2014 Notes in February 2011, and (iii) the write-off of $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which was replaced with the New Senior ABL Revolving Facility in February 2011.
     The benefit for income taxes was $30.1 million and $23.1 million for the three months ended March 31, 2011 and 2010, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended March 31, 2011 and 2010. The effective tax rate was 37.4% and 37.9% during the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. Our effective tax rate decreased due to the effect of enacted state tax rate changes applied to our deferred balances, during the three months ended March 31, 2011.
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
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our New Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and relative age of our fleet, we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s)
Net cash provided by operating activities	$59,184	$65,481
Net cash used in investing activities	(116,278)	(15,099)
Net cash provided by (used in) financing activities	84,996	(47,629)
Effect of foreign exchange rates on cash	741	574

Net increase in cash and cash equivalents	$28,643	$3,327

     As of March 31, 2011, we had cash and cash equivalents of $32.2 million, an increase of $28.6 million from December 31, 2010. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our New Senior ABL Revolving Facility. The increase in cash is due primarily to an increase in cash held at our wholly-owned Canadian subsidiary, RSC Equipment Rental of Canada, Ltd. In December 2010, RSC Equipment Rental of Canada, Ltd. transferred approximately $27.0 million to RSC Equipment Rental, Inc., which used the funds to pay down our Old Senior ABL Revolving Facility. RSC Equipment Rental, Inc. repaid the outstanding balance to RSC Equipment Rental of Canada, Ltd. in the first quarter of 2011. Refer to the “Financing Activities” section below for additional information.
     Operating activities — Net cash provided by operating activities during the three months ended March 31, 2011 consisted of the add-back of non-cash items and other adjustments of $57.4 million and a decrease in operating assets (net of operating liabilities) of $52.2 million offset by a net loss of $50.4 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $53.1 million offset by an increase in accounts receivable resulting in a cash outflow of $8.0 million.
     Net cash provided by operating activities during the three months ended March 31, 2010 consisted of the add-back of non-cash items and other adjustments of $52.9 million and a decrease in operating assets (net of operating liabilities) of $50.4 million offset by a net loss of $37.8 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $35.4 million. In addition, an increase in accrued expenses and other liabilities coupled with a decrease in accounts receivable resulted in additional cash inflows of $14.4 million.
     Investing activities — Net cash used in investing activities during the three months ended March 31, 2011 consisted of $160.4 million of capital purchases offset by $44.1 million of proceeds received from the sale of rental and non-rental equipment. Capital expenditures include purchases of rental and non-rental equipment.
     Net cash used in investing activities during the three months ended March 31, 2010 consisted of $45.2 million of capital purchases offset by $28.4 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.
     The increase in net cash used in investing activities during the first quarter of 2011 as compared to the first quarter of 2010, was due primarily to our changing priorities with respect to our rental fleet. In response to growing demand for our rental equipment and rising utilization, we purchased $157.9 million of rental fleet in the three months ended March 31, 2011, up $113.0 million, from $44.9 million in the three months ended March 31, 2010. Our sales of used rental equipment in the three months ended March 31, 2011 and 2010 were driven by our decision to divest and replace aging rental equipment.
     Financing activities —
          $650.0 million Senior Unsecured Notes Offering
          On January 19, 2011, we completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on our Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle our outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.5 million, were capitalized as deferred financing costs and are being amortized as interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, we redeemed $117.0 million of aggregate principal of our 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on our New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, we expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the quarter ended March

31, 2011. The settlement of our interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the quarter ended March 31, 2011.
          In March 2011, we initiated an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes will be registered under the Securities Act of 1933 and will not contain restrictions on transfer. We expect the exchange offer to close in April 2011.
          New Senior ABL Revolving Facility
          On February 9, 2011, we entered into the New Senior ABL Revolving Facility, which replaced our Old Senior ABL Revolving Facility, and we borrowed $383.0 million of loans under our New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on our Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, we wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2011. Our New Senior ABL Revolving Facility, which is due February 2016, provides commitments for aggregate borrowings of approximately $1,100.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that we are subject to, under the New Senior ABL Revolving Facility are substantially similar to those under our Old Senior ABL Revolving Facility. Financing activities for the three months ended March 31, 2011, include net cash proceeds of $374.0 million on our New Senior ABL Revolving Facility and net cash payments of $304.2 million on our Old Senior ABL Revolving Facility.
     Other cash used in financing activities during the three months ended March 31, 2011 includes $6.9 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada, Ltd and RSC Equipment Rental, Inc., we will periodically transfer excess cash generated from our Canadian operations to the U.S. in order to pay down the outstanding balance on our Senior ABL Revolving Facility. There were no outstanding intercompany loan balances at March 31, 2011. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.
     Net cash used in financing activities during the three months ended March 31, 2010 consists primarily of $38.0 million net payments on our Old Senior ABL Revolving Facility. We also repaid $9.0 million on our capital lease obligations.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of March 31, 2011, we had $2.2 billion of indebtedness outstanding, consisting of $374.0 million under the New Senior ABL Revolving Facility, $503.0 million of 2014 Notes, $400.0 million of 2017 Notes, $200.0 million of 2019 Notes, $650.0 million of 2021 Notes and $77.3 million under capital lease obligations. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $9.1 million and $2.8 million, respectively, in our condensed consolidated balance sheet at March 31, 2011.
     As of March 31, 2011, we had an outstanding balance of $374.0 million on our New Senior ABL Revolving Facility leaving $640.8 million available for future borrowings. The available borrowings of $640.8 million are net of outstanding letters of credit.
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

incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The respective indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the New Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility, the borrowers will be required to comply with specified financial ratios, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 5.25 to 1.00, decreasing to 5.00 to 1.00 on December 31, 2011.
     As of March 31, 2011, excess availability on our New Senior ABL Revolving Facility was $640.8 million and we were therefore not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of March 31, 2011, compliance with these financial ratios would have been required and we would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default. We do not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified financial ratios during that time. If an event of default occurred, we would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.
Outlook
     We believe that cash generated from operations, together with amounts available under the New Senior ABL Revolving Facility will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note for Forward-Looking Statements” on page 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Unless certain payment conditions are satisfied, the New Senior ABL Revolving Facility limits our capacity to repurchase common stock, make cash dividends or make optional payments on unsecured debt securities. This limitation at March 31, 2011 was $100.0 million.
Adjusted EBITDA
     As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net income (loss) before net interest expense, income taxes and depreciation and amortization and before certain other items, including loss on extinguishment of debt, share-based compensation and other (income) expense, net. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our financial performance and as a liquidity measure. Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP and there are material limitations to its usefulness on a stand alone basis. Adjusted EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from Adjusted EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate Adjusted EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Investors should use Adjusted EBITDA in addition to, and not as an alternative to, net income (loss) or net cash provided by operating activities as defined under GAAP.
     The table below provides a reconciliation between net loss, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s)
Net loss	$(50,432)	$(37,828)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	81,114	76,702
Interest expense, net	81,959	49,793
Benefit for income taxes	(30,113)	(23,131)

EBITDA	$82,528	$65,536

Adjustments:
Loss on extinguishment of debt	15,342	—
Share-based compensation	1,274	663
Other income, net	(337)	(199)

Adjusted EBITDA	$98,807	$66,000

     The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s)
Net cash provided by operating activities	$59,184	$65,481
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	12,041	2,608
Gain on settlement of insurance property claims	—	1,736
Cash paid for interest	70,305	36,831
Cash received for taxes, net	(66)	(406)
Other income, net	(337)	(199)
Changes in other operating assets and liabilities	(42,320)	(40,051)

Adjusted EBITDA	$98,807	$66,000

Free Cash Flow
     We also present free cash flow as a supplement to the financial statements. We define free cash flow as net cash provided by operating activities and net capital inflows (expenditures). All companies do not calculate free cash flow in the same manner, and our presentation may not be comparable to those presented by other companies. We believe free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital needs. However, free cash flow is a non-GAAP measure in addition to, and not as an alternative to, net income (loss) or net cash provided by operating activities as defined under GAAP. Moreover, free cash flow does not represent remaining cash flows available for discretionary expenditures because the measure does not deduct payment required for debt maturities.

     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended
	March 31,
	2011	2010
	(in 000s)
Net cash provided by operating activities	$59,184	$65,481

Purchases of rental equipment	(157,921)	(44,906)
Purchases of property and equipment	(2,444)	(331)
Proceeds from sales of rental equipment	42,493	27,106
Proceeds from sales of property and equipment	1,594	1,296
Insurance proceeds from rental equipment and property claims	—	1,736

Net capital expenditures	(116,278)	(15,099)

Free cash flow	$(57,094)	$50,382

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2010.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for us is calendar year 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
     In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for us is calendar year 2011. The guidance did not have an impact on our disclosures for the quarter ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
     Interest Rate Risk
     As of March 31, 2011 we have a significant amount of debt under the New Senior ABL Revolving Facility, with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the New Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). We also had $479.4 million of variable rate debt under the Second Lien Term Facility, which was repaid in January 2011. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on the variable rate debt in our debt portfolio as of March 31, 2011, our net interest expense for the three months ended March 31, 2011 would have increased by an estimated $1.0 million.
     To hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, we have utilized interest rate swaps under which we have exchanged floating-rate interest payments for fixed-rate interest payments. In January 2011, in conjunction with the financing activities previously discussed, all outstanding swaps were settled. As of March 31, 2011, no interest rate swaps are outstanding.
     As of March 31, 2011, 79.4% of our $2,192.4 million of debt had fixed rate interest.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2011 and March 31, 2010, 7.1% and 6.4%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the three months ended March 31, 2011, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.2 million for the three months ended March 31, 2011.
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

     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2010 Form 10-K filed with the SEC on February 10, 2011, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part 1, Item 1A of our 2010 Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     None.

     Item 6. Exhibits
     Exhibits and Financial Statement Schedules

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Indenture, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	001-33485	4.1	1/20/2011

4.2	Registration Rights Agreement, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	001-33485	4.2	1/20/2011

4.3	U.S. Guarantee and Collateral Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG New York Branch, as collateral agent and administrative agent	8-K	001-33485	4.1	2/14/2011

4.4	Canadian Security Agreement, dated as of February 9, 2011, by and among RSC Equipment Rental of Canada Ltd., Deutsche Bank AG Canada Branch as Canadian collateral agent	8-K	001-33485	4.2	2/14/2011

4.5	First Amendment to First Lien Intercreditor Agreement, dated as of February 9, 2011, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc. and Deutsche Bank AG New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein)	8-K	001-33485	4.3	2/14/2011

10.1	Credit Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG New York Branch, Deutsche Bank AG Canada Branch, Wells Fargo Capital Finance, LLC, Bank of America, N.A., General Electric Capital Corporation, J.P. Morgan Securities LLC and Barclays Capital	8-K	001-33485	10.1	2/14/2011

10.2	Executive Employment and Noncompetition Agreement by and between Juan Corsillo and RSC Holdings Inc. effective March 15, 2010					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings Inc.

Signature	Title	Date

/s/ Erik Olsson	President,	April 21, 2011
Erik Olsson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Patricia D. Chiodo	Senior Vice President and	April 21, 2011
Patricia D. Chiodo	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Indenture, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	001-33485	4.1	1/20/2011

4.2	Registration Rights Agreement, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	001-33485	4.2	1/20/2011

4.3	U.S. Guarantee and Collateral Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG New York Branch, as collateral agent and administrative agent	8-K	001-33485	4.1	2/14/2011

4.4	Canadian Security Agreement, dated as of February 9, 2011, by and among RSC Equipment Rental of Canada Ltd., Deutsche Bank AG Canada Branch as Canadian collateral agent	8-K	001-33485	4.2	2/14/2011

4.5	First Amendment to First Lien Intercreditor Agreement, dated as of February 9, 2011, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc. and Deutsche Bank AG New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein)	8-K	001-33485	4.3	2/14/2011

10.1	Credit Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG New York Branch, Deutsche Bank AG Canada Branch, Wells Fargo Capital Finance, LLC, Bank of America, N.A., General Electric Capital Corporation, J.P. Morgan Securities LLC and Barclays Capital	8-K	001-33485	10.1	2/14/2011

10.2	Executive Employment and Noncompetition Agreement by and between Juan Corsillo and RSC Holdings Inc. effective March 15, 2010					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X