Form 10-Q
period 2011-09-30
RSC Holdings Inc.
filed 2011-10-20
CIK 1389305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33485

RSC Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-1669012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6929 E. Greenway Pkwy. Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip code)

(480) 905-3300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 14, 2011, there were 103,796,845 shares of no par value Common Stock outstanding.

i

Introductory Note

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “we,” “us” “our” and “RSC Holdings” means RSC Holdings Inc., (ii) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd., which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, and, when used in connection with disclosure relating to indebtedness incurred under the Old Senior ABL Revolving Facility and Second Lien Term Facility, or the New Senior ABL Revolving Facility and in connection with the 2014 Senior Unsecured Notes (the “2014 Notes”), the 2017 Senior Secured Notes (the “2017 Notes”), the 2019 Senior Unsecured Notes (the “2019 Notes”) or the 2021 Senior Unsecured Notes (the “2021 Notes”) (collectively the “Notes”), RSC Holdings III, LLC, except as otherwise set forth in this Quarterly Report on Form 10-Q.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Factors that could cause actual results or outcomes to differ materially from those projected include, but are not limited to, the following:

•	the effect of a further economic downturn or other factors resulting in a decline in construction, non-construction maintenance, capital improvements and capital investment;

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

PART I. Financial Information

Item 1. Financial Statements

RSC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$27,807	$3,510
Accounts receivable, net of allowance for doubtful accounts of $6,959 and $7,009 at September 30, 2011 and December 31, 2010, respectively	267,823	228,532
Inventory	16,087	14,171
Deferred tax assets, net	10,362	17,912
Prepaid expense and other current assets	11,362	13,798

Total current assets	333,441	277,923
Rental equipment, net of accumulated depreciation of $1,137,380 and $1,089,843 at September 30, 2011 and December 31, 2010, respectively	1,602,117	1,336,424
Property and equipment, net of accumulated depreciation of $220,997 and $208,495 at September 30, 2011 and December 31, 2010, respectively	119,559	110,779
Goodwill and other intangibles, net	957,503	939,302
Deferred financing costs	54,699	44,205
Other long-term assets	8,560	9,342

Total assets	$3,075,879	$2,717,975

Liabilities and Stockholders’ Deficit
Accounts payable	$380,882	$193,819
Accrued expenses and other current liabilities	124,454	119,608
Current portion of long-term debt	27,180	25,294

Total current liabilities	532,516	338,721
Long-term debt	2,257,174	2,043,887
Deferred tax liabilities, net	310,711	330,862
Other long-term liabilities	26,214	41,782

Total liabilities	3,126,615	2,755,252

Commitments and contingencies
Preferred stock, no par value, (500,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock, no par value, (300,000,000 shares authorized, 103,796,845 shares issued and outstanding at September 30, 2011 and 103,551,078 shares issued and outstanding at December 31, 2010)	841,127	833,989
Accumulated deficit	(907,890)	(873,358)
Accumulated other comprehensive income	16,027	2,092

Total stockholders’ deficit	(50,736)	(37,277)

Total liabilities and stockholders’ deficit	$3,075,879	$2,717,975

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Equipment rental revenue	$360,554	$291,671	$948,025	$773,618
Sale of merchandise	14,573	12,897	40,351	37,588
Sale of used rental equipment	32,245	29,216	113,044	84,315

Total revenues	407,372	333,784	1,101,420	895,521

Cost of revenues:
Cost of equipment rentals, excluding depreciation	171,851	147,451	478,533	418,691
Depreciation of rental equipment	76,782	68,878	221,630	202,921
Cost of merchandise sales	9,796	9,312	26,827	27,266
Cost of used rental equipment sales	19,869	24,575	76,624	73,143

Total cost of revenues	278,298	250,216	803,614	722,021

Gross profit	129,074	83,568	297,806	173,500

Operating expenses:
Selling, general and administrative	45,519	36,505	130,720	107,224
Depreciation and amortization of non-rental equipment and intangibles	10,619	10,012	31,535	29,979
Other operating gains, net	(1,025)	(1,167)	(2,708)	(3,617)

Total operating expenses, net	55,113	45,350	159,547	133,586

Operating income	73,961	38,218	138,259	39,914
Interest expense, net	47,363	48,446	176,306	146,472
Loss on extinguishment of debt	—	—	15,342	—
Other (income) expense, net	444	(264)	(62)	(364)

Income (loss) before (provision) benefit for income taxes	26,154	(9,964)	(53,327)	(106,194)
(Provision) benefit for income taxes	(10,321)	3,542	18,795	39,829

Net income (loss)	$15,833	$(6,422)	$(34,532)	$(66,365)

Weighted average shares outstanding used in computing net income (loss) per common share:
Basic	103,931	103,521	103,874	103,501

Diluted	104,652	103,521	103,874	103,501

Net income (loss) per common share:
Basic	$0.15	$(0.06)	$(0.33)	$(0.64)

Diluted	$0.15	$(0.06)	$(0.33)	$(0.64)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(34,532)	$(66,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	253,165	232,900
Amortization of deferred financing costs	7,532	9,553
Amortization of original issue discount	921	826
Share-based compensation expense	5,216	3,966
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	(37,777)	(9,635)
Deferred income taxes	(24,719)	(16,261)
Gain on settlement of insurance property claims	—	(1,736)
Loss on extinguishment of debt	15,342	—
Interest expense, net on ineffective hedge	(104)	95
Changes in operating assets and liabilities:
Accounts receivable, net	(37,396)	(39,456)
Inventory	(1,849)	903
Other assets	3,020	2,925
Accounts payable	163,346	186,517
Accrued expenses and other liabilities	22,001	8,217

Net cash provided by operating activities	334,166	312,449

Cash flows from investing activities:
Net cash paid for acquisition	(49,098)	—
Purchases of rental equipment	(543,335)	(265,714)
Purchases of property and equipment	(8,381)	(5,630)
Proceeds from sales of rental equipment	113,044	84,315
Proceeds from sales of property and equipment	4,832	2,185
Insurance proceeds from rental equipment and property claims	—	1,736

Net cash used in investing activities	(482,938)	(183,108)

Cash flows from financing activities:
Proceeds from Old Senior ABL Revolving Facility	72,000	104,000
Proceeds from New Senior ABL Revolving Facility	551,000	—
Proceeds from issuance of 2021 Notes	650,000	—
Payments on Old Senior ABL Revolving Facility	(376,195)	(210,000)
Payments on New Senior ABL Revolving Facility	(97,000)	—
Payments on 2014 Notes	(117,000)	—
Payments for call premium on 2014 Notes	(5,562)	—
Payments on Second Lien Term Facility	(479,395)	—
Payments on capital leases and other debt	(21,839)	(21,928)
Payments for deferred financing costs	(27,926)	(1,401)
Proceeds from stock option exercises	1,922	323
Increase in outstanding checks in excess of cash balances	24,451	—

Net cash provided by (used in) financing activities	174,456	(129,006)

Effect of foreign exchange rates on cash	(1,387)	694

Net increase in cash and cash equivalents	24,297	1,029
Cash and cash equivalents at beginning of period	3,510	4,535

Cash and cash equivalents at end of period	$27,807	$5,564

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$159,702	$126,655
Cash paid (received) for taxes, net	(14,393)	(25,562)
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$32,681	$15,817
Accrued deferred financing costs	205	5

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Organization

Business and Basis of Presentation

Description of Business

RSC Holdings Inc. (“RSC Holdings”) and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. At September 30, 2011, the Company’s total assets were $3,075.9 million, of which 95.4% and 4.6% were employed in the Company’s U.S. and Canadian operations, respectively. For the nine months ended September 30, 2011, the Company generated approximately 86.1% of its revenues from equipment rentals, and it derived the remaining 13.9% of its revenues from sales of used rental equipment, merchandise and other related items.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to the existing guidance for goodwill and other intangible assets. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that adoption of these amendments will have a material impact on its financial condition, results of operations or cash flows.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The Company does not anticipate that the adoption of these amendments will have a material impact on its financial condition, results of operations or cash flows.

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

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for the Company is calendar year 2011. Adoption of this guidance did not have an impact on the Company’s disclosures for the three and nine months ended September 30, 2011.

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

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

See Note 5 for additional fair market information related to debt instruments and Note 7 for additional information about measuring the fair value of assets and liabilities.

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

The following table presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s except per share data)
Numerator:
Net income (loss)	$15,833	$(6,422)	$(34,532)	$(66,365)

Denominator:
Weighted average shares — basic	103,931	103,521	103,874	103,501
Employee stock options	721	—	—	—

Weighted average shares — diluted	104,652	103,521	103,874	103,501

Net income (loss) per common share — basic	$.15	$(0.06)	$(0.33)	$(0.64)

Net income (loss) per common share — diluted	$.15	$(0.06)	$(0.33)	$(0.64)

Anti-dilutive stock based awards excluded	2,702	6,587	7,126	6,447

For the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, no shares of common stock underlying stock options and unvested restricted stock units were included in the computation of diluted net loss per common share because the inclusion of such shares would be anti-dilutive based on the net loss reported.

(4)	Other Comprehensive Income

Accumulated other comprehensive income (loss) components as of September 30, 2011 were as follows:

	Foreign Currency Translation	Fair Market Value of Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in 000s)
Balance at December 31, 2010	$21,722	$(19,630)	$2,092
Foreign currency translation adjustments	(5,695)	—	(5,695)
Change in fair value of cash flow hedges, net of tax	—	19,630	19,630

Balance at September 30, 2011	$16,027	$—	$16,027

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s)
Net income (loss)	$15,833	$(6,422)	$(34,532)	$(66,365)
Foreign currency translation adjustments	(9,566)	1,989	(5,695)	1,934
Change in fair value of cash flow hedges, net of tax	—	(1,000)	19,630	(967)

Comprehensive income (loss)	$6,267	$(5,433)	$(20,597)	$(65,398)

(5)	Debt

Debt consists of the following at:

	Interest Rate (a)	Maturity Date	September 30, 2011		December 31, 2010
			Unamortized Deferred Financing Costs	Debt	Debt
			(in 000s)
New Senior ABL Revolving Facility	2.74%	Feb. 2016	$20,366	$454,000	$—
Old Senior ABL Revolving Facility	n/a	(b)	—	—	304,195
Second Lien Term Facility	n/a	(c)	—	—	479,395
2014 Notes	9.50%	Dec. 2014	8,088	503,000	620,000
2017 Notes	10.50%	Jul. 2017	7,660	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,640	200,000	200,000
2021 Notes	8.25%	Feb. 2021	13,945	650,000	—
Capitalized lease obligations (d)	2.10%	Various	—	88,629	77,788

Total			$54,699	2,295,629	2,081,378

Original issue discounts (e)	n/a	n/a		(11,275)	(12,197)

Total				$2,284,354	$2,069,181

(a)	Estimated interest rate presented is the effective interest rate as of September 30, 2011 including the effect of original issue discounts, where applicable, and excluding the effects of deferred financing costs.
(b)	In February 2011, the Company repaid the outstanding balance of the Old Senior ABL Revolving Facility and replaced it with the New Senior ABL Revolving Facility due February 2016. As a result, the Company classified the outstanding balance on the Old Senior ABL Revolving Facility as long-term debt at December 31, 2010. Had the Company not entered into the New Senior ABL Revolving Facility, $78.4 million of the outstanding balance on the Old Senior ABL Revolving Facility at December 31, 2010 would have been due November 2011 with the remaining $225.8 million due August 2013. See “New Senior ABL Revolving Facility” below for additional information.
(c)	In January 2011, the Company repaid the $479.4 million outstanding balance on the Second Lien Term Facility using proceeds received from the sale of the 2021 Notes. See “$650.0 million Senior Unsecured Notes Offering” below for additional information.
(d)	Capital leases include $27.2 million and $61.4 million of obligations that are classified as current and long-term debt, respectively, at September 30, 2011.
(e)	The original issue discounts represent the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.

As of September 30, 2011, the Company had $648.1 million available for borrowing under the New Senior ABL Revolving Facility as amended. A portion of the New Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. Due to the $648.1 million of excess availability on the New Senior ABL Revolving Facility at September 30, 2011, the Company was not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of September 30, 2011, compliance with these financial ratios would have been required and the Company would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default.

As of September 30, 2011, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
New Senior ABL Revolving Facility	$454,000
2014 Notes	497,970
2017 Notes	418,000
2019 Notes	194,000
2021 Notes	552,500
Capitalized lease obligations	88,629

Total	$2,205,099

$650.0 million Senior Unsecured Notes Offering

On January 19, 2011, the Company completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on the Company’s Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle the Company’s outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized to interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, the Company redeemed $117.0 million of aggregate principal of the Company’s 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on the Company’s New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, the Company expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2011. The settlement of the Company’s interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

In April 2011, the Company completed an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes are registered under the Securities Act of 1933 and do not contain restrictions on transfer.

New Senior ABL Revolving Facility

On February 9, 2011, the Company entered into the New Senior ABL Revolving Facility, which replaced its Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on the Company’s Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, the Company wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2011. The borrowing base reporting requirements that the Company is subject to, under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.

Additionally, on September 28, 2011 the New Senior ABL Revolving agreement was amended to increase the commitment for aggregate borrowings by approximately $110.0 million. Of this amount $85.0 million represents additional U.S. commitments and $25.0 million represents Canadian commitments. No other material modifications

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

were made. The Company’s New Senior ABL Revolving Facility, which is due February 2016, now provides commitments for aggregate borrowings of approximately $1,210.0 million subject to, among other things, the Company’s maintenance of a sufficient borrowing base under such facility. In connection with the Company’s expansion of the New Senior ABL Revolving Facility, the Company incurred transaction costs of $0.7 million that will be amortized to interest expense over the remaining term of the New Senior ABL Revolving Facility.

Interest Rate Swaps

In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling $700.0 million. The objective of the swaps was to effectively hedge the cash flow risk associated with a portion of the Second Lien Term Facility which had variable interest rates. In November 2009, the Company entered into two reverse swaps to offset a portion of the fixed rate payments under certain other swap agreements that were de-designated as cash flow hedges in November 2009. All interest rate swaps and reverse swaps in effect at December 31, 2010 were settled on January 19, 2011 in conjunction with the debt transactions described above. See Note 6 for additional information.

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

The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. An assessment of the effectiveness of derivative instruments designated as cash flow hedges is performed on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the liabilities for derivatives qualifying as cash flow hedges totaled $104,000 at December 31, 2010. As previously described, the Company settled all interest rate swaps in effect at December 31, 2010 on January 19, 2011. The Company does not have any outstanding interest rate swaps as of September 30, 2011. In connection with the Company’s interest rate swap settlements, the Company paid $35.1 million of which $33.9 million was recognized as interest expense in the nine months ended September 30, 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of the Company’s interest rate swaps were de-designated as cash flow hedges.

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

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive income (loss) (“OCIL”) were as follows (in 000s):

	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivative Type	Fair Value of Swap Liabilities	Fair Value of Swap Liabilities	Loss in Accumulated OCIL (Net of Tax)(a)	Loss in Accumulated OCIL (Net of Tax)
Interest rate swaps designated as hedges	n/a	$32,285	n/a	$19,630
Interest rate swaps not designated as hedges	n/a	$1,388	n/a	n/a

(a)	The Company settled its interest rate swaps and reverse swaps in January 2011 and in doing so reclassified all related losses in accumulated other comprehensive income (loss) into earnings.

The effect of derivative instruments on comprehensive loss for the nine months ended September 30, 2011 was as follows (in 000s):

Derivative Type	Loss Recognized in Accumulated OCIL (Net of Tax)	Loss Reclassified from Accumulated OCIL into Expense (Net of Tax)	Gain Recognized on Ineffective Portion of Derivatives
Interest rate swaps	$—	$19,630	$104

For the nine months ended September 30, 2011, the Company recognized a loss of $80,000 on interest rate swaps not designated as hedging instruments. The loss was included within interest expense, net in the condensed consolidated statement of operations.

(7)	Fair Value

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

As of September 30, 2011, no assets or liabilities were measured at fair value on a recurring basis.

RSC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(8)	Income Tax

The provision for income taxes was $10.3 million for the three months ended September 30, 2011. The benefit for income taxes was $3.5 million for the three months ended September 30, 2010. The effective tax rate for the third quarter of 2011 and 2010 was 39.5% and 35.5%, respectively. The benefit for income taxes was $18.8 million and $39.8 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine month period ending September 30, 2011 and 2010 was 35.2% and 37.5%, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income.

(9)	Acquisition

On July 8, 2011, the Company acquired certain rights and assets of Independent Aerial Equipment (“IAE”). The acquisition, which consists primarily of rental fleet and three existing operations in New Jersey, Pennsylvania and Maryland, enabled the Company to strengthen its presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $49.1 million subject to certain post-close adjustments. In connection with the acquisition, the Company recorded $13.3 million of goodwill and $5.6 million of intangible assets with finite useful lives. Additionally, the Company incurred $0.1 million of transaction costs. The Company did not assume any liabilities. The purchase price allocation for IAE was based on preliminary valuations and is subject to change during the acquisition measurement period.

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

The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2010 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 included in this Quarterly Report on Form 10-Q.

Overview

We are one of the largest equipment rental providers in North America. We operate through a network of 452 rental locations across ten regions in 42 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and construction markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.

For the three months ended September 30, 2011 and September 30, 2010, we generated approximately 88.5% and 87.4% of our revenues from equipment rentals, respectively, and we derived the remaining 11.5% and 12.6% of our revenues from sales of used rental equipment, merchandise and other related items, respectively. For the nine months ended September 30, 2011 and September 30, 2010, we generated approximately 86.1% and 86.4% of our revenues from equipment rentals, respectively, and we derived the remaining 13.9% and 13.6% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.

The following table summarizes our total revenues, income (loss) before (provision) benefit for income taxes and net income (loss) for the three and nine months ended September 30, 2011 and 2010 (in 000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$407,372	$333,784	$1,101,420	$895,521
Income (loss) before (provision) benefit for income taxes	26,154	(9,964)	(53,327)	(106,194)
Net income (loss)	15,833	(6,422)	(34,532)	(66,365)

We manage our operations through the application of a disciplined, yet highly flexible business model, in which we utilize various financial and operating metrics to measure our operating performance and make decisions on the acquisition and disposal of rental fleet and the allocation of resources to and among our locations. Key metrics that we regularly review on a consolidated basis include: Adjusted EBITDA, fleet utilization, average fleet age and original equipment fleet cost. The following is a summary of these key operating metrics:

	Three Months Ended (or at) September 30,		Nine Months Ended (or at) September 30,
	2011	2010	2011	2010
Adjusted EBITDA (in millions) (a)	$163.4	$118.8	$396.6	$276.8
Fleet utilization (b)	72.5%	68.7%	68.2%	62.4%
Average fleet age at period end (months) (c)	41	43	41	43
Original equipment fleet cost at period end (in millions) (d)	$2,696	$2,375	$2,696	$2,375

(a)	Defined as consolidated net income (loss) before net interest expense, income taxes and depreciation and amortization and before certain other items, including loss on extinguishment of debt, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net income (loss) and Adjusted EBITDA and reconciliation between net cash provided by operating activities and Adjusted EBITDA under “Liquidity and Capital Resources—Adjusted EBITDA”.
(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost or “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.
(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.
(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

For the three and nine months ended September 30, 2011, our Adjusted EBITDA increased $44.6 million and $119.9 million, respectively, from $118.8 million in the third quarter of 2010 to $163.4 million in the third quarter of 2011 and from $276.8 million for the nine months ended September 30, 2010 to $396.6 million in the nine months ended September 30, 2011. The $44.6 million increase in Adjusted EBITDA in the three months ended September 30, 2011 was due primarily to a $44.5 million increase in equipment rental margins, excluding depreciation. Equipment rental margins, excluding depreciation, were higher during the 2011 three-month period due to a 19.0% increase in rental volume and a 4.6% increase in rental rates. Additionally, Adjusted EBITDA increased due to increased contribution from used equipment sales of $7.7 million. These increases were partially offset by a $9.0 million increase in selling, general and administrative costs during the three month period.

The $119.9 million increase in Adjusted EBITDA in the nine months ended September 30, 2011 was due primarily to a $114.6 million increase in equipment rental margins, excluding depreciation. Equipment rental margins, excluding depreciation, were higher during the 2011 nine-month period due to an 18.2% increase in rental volume and a 4.4% increase in rental rates. Additionally, Adjusted EBITDA increased due to a $25.2 million increase in used rental equipment sales margins. These increases were partially offset by a $23.5 million increase in selling, general and administrative expenses. Used rental equipment margins were higher during the three and nine months ended September 30, 2011 due to improvement in margins on used rental equipment sold through both retail and auction channels.

For the three and nine months ended September 30, 2011, our utilization increased 380 basis points and 580 basis points, as compared to the same prior year periods. The increase in utilization was driven primarily by rising demand for our rental equipment.

Average fleet age at September 30, 2011 was 41 months, down two months, from 43 months at September 30, 2010. The decline was due to increased rental fleet purchases, which totaled approximately $605.0 million in the twelve months ended September 30, 2011.

OEC at September 30, 2011 was $2,696 million, up 13.5% from $2,375 million at September 30, 2010. The increase consists primarily of rental equipment purchases of approximately $605 million in the twelve months ended September 30, 2011 partially offset by used equipment sales at OEC in the twelve months ended September 30, 2011.

Business	Environment and Outlook

Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the construction market. The industrial or non-construction market generated approximately 60.0% of our rental revenues during the nine months ended September 30, 2011. The construction market generated approximately 40.0% of our rental revenues during the nine months ended September 30, 2011. Generally, the industrial or non-construction market is less exposed to cyclicality than the non-residential construction market.

In the beginning of 2010, demand for our rental equipment remained weak and year over year rental rates were negative due to a continuation of the economic recession, which began in late 2008. During the second quarter of 2010 and continuing through the twelve months ended September 30, 2011, market conditions improved, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 17.5% at September 30, 2011 as compared to September 30, 2010. In addition, fleet utilization for the nine months ended September 30, 2011 was 68.2%, an increase of 580 basis points from 62.4% for the nine months ended September 30, 2010. The increase in fleet utilization was despite an approximate 7.5% increase in average total fleet at OEC in the first nine months of 2011 versus the first nine months of 2010. The increased demand for our rental equipment also contributed to improve pricing as rental rates increased 4.4% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. We expect year-over-year rental rates, fleet on rent and utilization in the fourth quarter of 2011 to be favorable to the fourth quarter of 2010. Year-over-year comparisons for rental revenues in the fourth quarter of 2011 are also expected to be favorable.

Acquisition

On July 8, 2011, we acquired the assets and operations of Independent Aerial Equipment (“IAE”), a privately held equipment rental company. Substantially all of the assets and operations, which consist primarily of rental fleet and three stores in New Jersey, Pennsylvania and Maryland, were acquired in exchange for cash consideration of approximately $49.1 million subject to certain post-close adjustments. We financed the acquisition of IAE by borrowing the funds from the New Senior ABL Revolving Facility. In connection with the acquisition, we recorded $13.3 million of goodwill and $5.6 million of intangible assets with finite useful lives. Additionally, we incurred $0.1 million of transaction costs. The Company did not assume any liabilities. The purchase price allocation for IAE was based on preliminary valuations and is subject to change during the acquisition period.

Factors Affecting Our Results of Operations

Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the construction market. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, the industrial or non-construction market is historically less exposed to cyclicality than the non-residential construction market. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

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

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Three Months Ended September 30,		Percent of Revenue Three Months Ended September 30,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
	(unaudited)
Revenues:
Equipment rental revenue	$360,554	$291,671	88.5%	87.4%	$68,883	23.6%
Sale of merchandise	14,573	12,897	3.6	3.9	1,676	13.0
Sale of used rental equipment	32,245	29,216	7.9	8.7	3,029	10.4

Total revenues	407,372	333,784	100.0	100.0	73,588	22.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	171,851	147,451	42.2	44.2	24,400	16.5
Depreciation of rental equipment	76,782	68,878	18.8	20.6	7,904	11.5
Cost of merchandise sales	9,796	9,312	2.4	2.8	484	5.2
Cost of used rental equipment sales	19,869	24,575	4.9	7.4	(4,706)	(19.1)

Total cost of revenues	278,298	250,216	68.3	75.0	28,082	11.2

Gross profit	129,074	83,568	31.7	25.0	45,506	54.5

Operating expenses:
Selling, general and administrative	45,519	36,505	11.2	10.9	9,014	24.7
Depreciation and amortization of non-rental equipment and intangibles	10,619	10,012	2.6	3.0	607	6.1
Other operating gains, net	(1,025)	(1,167)	(0.3)	(0.3)	142	n/a

Total operating expenses, net	55,113	45,350	13.5	13.6	9,763	21.5

Operating income	73,961	38,218	18.2	11.4	35,743	n/a
Interest expense, net	47,363	48,446	11.6	14.5	(1,083)	(2.2)
Other (income) expense, net	444	(264)	0.1	(0.1)	708	n/a

Income (loss) before (provision) benefit for income taxes	26,154	(9,964)	6.4	(3.0)	36,118	n/a
(Provision) benefit for income taxes	(10,321)	3,542	(2.5)	1.1	(13,863)	n/a

Net income (loss)	$15,833	$(6,422)	3.9%	(1.9)%	$22,255	n/a

Total revenues increased $73.6 million, or 22.0%, from $333.8 million for the three months ended September 30, 2010 to $407.4 million for the three months ended September 30, 2011. Equipment rental revenue increased $68.9 million, or 23.6% from $291.7 million for the three months ended September 30, 2010 to $360.6 million for the three months ended September 30, 2011. The increase in equipment rental revenue is primarily the result of a $55.5 million, or 19.0%, increase in rental volume and a $13.4 million, or 4.6%, increase in rental rates.

Sale of merchandise revenues increased $1.7 million, or 13.0%, from $12.9 million for the three months ended September 30, 2010 to $14.6 million for the three months ended September 30, 2011. The increase relates primarily to equipment and parts sales.

Revenues from the sale of used rental equipment increased $3.0 million, or 10.4%, from $29.2 million for the three months ended September 30, 2010 to $32.2 million for the three months ended September 30, 2011. A 3% decrease in volume was more than offset by improved pricing in both auction and retail channels. Used equipment sales at OEC for the three months ended September 30, 2011 totaled $67.0 million and represent a normal part of the rental fleet life cycle.

Cost of equipment rentals, excluding depreciation, increased $24.4 million, or 16.5%, from $147.5 million for the three months ended September 30, 2010 to $171.9 million for the three months ended September 30, 2011, due primarily to the 19.0% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 50.6% for the three months ended September 30, 2010 to 47.7% for the three months ended September 30, 2011 due to a 4.6% increase in equipment rental rates. Unlike increases in rental volume, increases in equipment rental rates are not generally accompanied by an increase in cost of equipment rentals.

Depreciation of rental equipment increased $7.9 million, or 11.5%, from $68.9 million for the three months ended September 30, 2010 to $76.8 million for the three months ended September 30, 2011. The increase in depreciation of rental equipment was due largely to an approximate 12% net increase in average OEC. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 23.6% in the three months ended September 30, 2010 to 21.3% in the three months ended September 30, 2011. This decrease was due primarily to an increase in fleet utilization during the third quarter of 2011 as compared to the third quarter of 2010 combined with a 4.6% increase in rental rates.

Cost of merchandise sales increased $0.5 million, or 5.2%, from $9.3 million for the three months ended September 30, 2010 to $9.8 million for the three months ended September 30, 2011. Gross margin for merchandise sales increased from 27.8% for the three months ended September 30, 2010 to 32.8% for the three months ended September 30, 2011. The margin increase is due to normal fluctuations between the various sales categories.

Cost of used rental equipment sales decreased $4.7 million, or 19.1%, from $24.6 million for the three months ended September 30, 2010 to $19.9 million for the three months ended September 30, 2011. This decrease is due to the 3% volume decrease in sales of used rental equipment noted above and generally lower net book values for the used rental equipment sold in the current quarter. Gross margin for the sale of used rental equipment increased from 15.9% for the three months ended September 30, 2010 to 38.4% for the three months ended September 30, 2011. The increase was reflected in higher prices on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.

Selling, general and administrative expenses increased $9.0 million, or 24.7%, from $36.5 million for the three months ended September 30, 2010 to $45.5 million for the three months ended September 30, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees. Total sales force compensation increased $3.4 million in the 2011 versus 2010 third quarter and includes a $1.8 million increase in commissions. The increase in sales commission was due to increases in equipment rental revenues and the sale of used rental equipment, and the remaining increase in sales force costs is due primarily to an overall increase in our salesforce headcount. Total administrative wages and benefits increased $1.7 million, including an increase of $0.8 million in variable compensation. Travel and meeting costs increased approximately $2.1 million and professional fees increased $1.7 million. Selling, general and administrative expenses increased as a percentage of total revenues from 10.9% for the three months ended September 30, 2010 to 11.2% for the three months ended September 30, 2011.

Depreciation and amortization of non-rental equipment and intangibles increased $0.6 million, or 6.1%, from $10.0 million for the three months ended September 30, 2010 to $10.6 million for the three months ended September 30, 2011. The increase is due to additions of non-rental delivery vehicles and trailers to support the increased rental activity.

Other operating gains, net were $1.0 million in the three months ended September 30, 2011 and consisted primarily of gains on the sale of non-rental delivery vehicles and trailers. Other operating gains, net were $1.1 million in the three months ended September 30, 2010.

Interest expense was $47.4 million in the three months ended September 30, 2011, down $1.1 million, or 2.2% from $48.4 million for the three months ended September 30, 2010. The decrease was due to lower debt rates on our 2021 Notes as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011 and the rate on our 2014 Notes, which were partially repaid in February 2011. The decrease in interest expense from lower debt rates was partially offset by an increase in average debt outstanding in the third quarter of 2011 as compared to the third quarter of 2010.

The provision for income taxes was $10.3 million for the three months ended September 30, 2011. The benefit for income taxes was $3.5 million for the three months ended September 30, 2010. The effective tax rate for the third quarter of 2011 and 2010 was 39.5% and 35.5%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.

Nine months Ended September 30, 2011, Compared to Nine months Ended September 30, 2010

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Nine Months Ended September 30,		Percent of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
	(unaudited)
Revenues:
Equipment rental revenue	$948,025	$773,618	86.1%	86.4%	$174,407	22.5%
Sale of merchandise	40,351	37,588	3.6	4.2	2,763	7.4
Sale of used rental equipment	113,044	84,315	10.3	9.4	28,729	34.1

Total revenues	1,101,420	895,521	100.0	100.0	205,899	23.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	478,533	418,691	43.4	46.8	59,842	14.3
Depreciation of rental equipment	221,630	202,921	20.1	22.7	18,709	9.2
Cost of merchandise sales	26,827	27,266	2.4	3.0	(439)	(1.6)
Cost of used rental equipment sales	76,624	73,143	7.0	8.2	3,481	4.8

Total cost of revenues	803,614	722,021	73.0	80.6	81,593	11.3

Gross profit	297,806	173,500	27.0	19.4	124,306	71.6

Operating expenses:
Selling, general and administrative	130,720	107,224	11.9	12.0	23,496	21.9
Depreciation and amortization of non-rental equipment and intangibles	31,535	29,979	2.9	3.3	1,556	5.2
Other operating gains, net	(2,708)	(3,617)	(0.2)	(0.4)	909	n/a

Total operating expenses, net	159,547	133,586	14.5	14.9	25,961	19.4

Operating income	138,259	39,914	12.6	4.5	98,345	n/a
Interest expense, net	176,306	146,472	16.0	16.4	29,834	20.4
Loss on extinguishment of debt	15,342	—	1.4	—	15,342	n/a
Other income, net	(62)	(364)	—	—	302	n/a

Loss before benefit for income taxes	(53,327)	(106,194)	(4.8)	(11.9)	52,867	n/a
Benefit for income taxes	18,795	39,829	1.7	(4.4)	(21,034)	n/a

Net loss	$(34,532)	$(66,365)	(3.1)%	(7.4)%	$31,833	n/a

Total revenues increased $205.9 million, or 23.0%, from $895.5 million for the nine months ended September 30, 2010 to $1,101.4 million for the nine months ended September 30, 2011. Equipment rental revenue increased $174.4 million, or 22.5%, from $773.6 million for the nine months ended September 30, 2010 to $948.0 million for the nine months ended September 30, 2011. The increase in equipment rental revenue is primarily the result of a $140.6 million, or 18.2%, increase in rental volume and a $33.8 million, or 4.4%, increase in rental rates. The increase in rental volume is inclusive of a $3.7 million increase due to currency rate changes.

Sale of merchandise revenues increased $2.8 million, or 7.4%, from $37.6 million for the nine months ended September 30, 2010 to $40.4 million for the nine months ended September 30, 2011. The increase was driven primarily by increases in parts and new equipment sales.

Revenues from the sale of used rental equipment increased $28.7 million, or 34.1%, from $84.3 million for the nine months ended September 30, 2010 to $113.0 million for the nine months ended September 30, 2011. The increase was due to an approximate 19% increase in volume combined with improved pricing in both auction and retail channels. Used equipment sales at OEC for the nine months ended September 30, 2011 totaled $235.7 million and represents a normal part of the rental fleet life cycle.

Cost of equipment rentals, excluding depreciation, increased $59.8 million, or 14.3%, from $418.7 million for the nine months ended September 30, 2010 to $478.5 million for the nine months ended September 30, 2011, due primarily to the 18.2% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 54.1% for the nine months ended September 30, 2010 to 50.5% for the nine months ended September 30, 2011 primarily due to a 4.4% increase in rental rates. Unlike increases in rental volume, increases in equipment rental rates are not accompanied by an increase in cost of equipment rentals.

Depreciation of rental equipment increased $18.7 million, or 9.2%, from $202.9 million for the nine months ended September 30, 2010 to $221.6 million for the nine months ended September 30, 2011. The increase in depreciation of rental equipment was due largely to an approximate 7% net increase in average OEC. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 26.2% in the nine months ended September 30, 2010 to 23.4% in the nine months ended September 30, 2011. This decrease was due primarily to an increase in fleet utilization during the first nine months of 2011 as compared to the first nine months of 2010, and to a smaller extent, an increase in rental rates.

Cost of merchandise sales decreased $0.4 million, or 1.6%, from $27.3 million for the nine months ended September 30, 2010 to $26.8 million for the nine months ended September 30, 2011. Gross margin for merchandise sales increased from 27.5% for the nine months ended September 30, 2010 to 33.5% for the nine months ended September 30, 2011. The margin increase is due to normal fluctuations between the various sales categories.

Cost of used rental equipment sales increased $3.5 million, or 4.8%, from $73.1 million for the nine months ended September 30, 2010 to $76.6 million for the nine months ended September 30, 2011. The increase is due primarily to the increase in sales of used rental equipment for the nine months ended September 30, 2011. Gross margin for the sale of used rental equipment increased from 13.3% for the nine months ended September 30, 2010 to 32.2% for the nine months ended September 30, 2011. The increase was reflected in higher prices on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.

Selling, general and administrative expenses increased $23.5 million, or 21.9%, from $107.2 million for the nine months ended September 30, 2010 to $130.7 million for the nine months ended September 30, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees. Total sales force compensation increased $9.2 million in the 2011 versus 2010 nine month period and includes a $6.0 million increase in commissions. The increase in sales commission was due to increases in equipment rental revenues and the sale of used rental equipment, and the remaining increase in sales force costs is due primarily to an overall increase in our sales force headcount. Total administrative wages and benefits increased $4.2 million, including an increase of $2.6 million in variable compensation. Travel and meeting costs increased approximately $6.6 million and professional fees increased $3.4 million. Selling, general and administrative expenses of 11.9% as a percentage of total revenues remained relatively flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011.

Depreciation and amortization of non-rental equipment and intangibles increased $1.6 million, or 5.2%, from $30.0 million for the nine months ended September 30, 2010 to $31.5 million for the nine months ended September 30, 2011. The increase is due to additions of non-rental delivery vehicles and trailers to support the increased rental activity.

Other operating gains, net were $2.7 million for the nine months ended September 30, 2011 and consisted primarily of gains on the sale of non-rental delivery vehicles and trailers. Other operating gains, net were $3.6 million in the nine months ended September 30, 2010 and consisted primarily of $1.7 million of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage and $1.0 million of proceeds received in connection with a legal settlement. The gain associated with the hurricane damage represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.

Loss on extinguishment of debt was $15.3 million for the nine months ended September 30, 2011 and consists of (i) the write-off of $5.1 million of unamortized deferred financing costs associated with our Second Lien Term Facility, which we repaid in January 2011, (ii) the write-off of $2.2 million of unamortized deferred financing costs and $5.6 million of call premiums associated with partial repayment of our 2014 Notes in February 2011, and (iii) the write-off of $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which was replaced with the New Senior ABL Revolving Facility in February 2011.

Interest expense, net increased $29.8 million, or 20.4%, from $146.5 million for the nine months ended September 30, 2010 to $176.3 million for the nine months ended September 30, 2011. The increase was due to the settlement of our interest rate swaps and reverse swaps in January 2011 net of lower debt rates on our 2021 Notes as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011 and the rate on our 2014 Notes, which were partially repaid in February 2011. In connection with our interest rate swap settlements, we paid $35.1 million of which $33.9 million was recognized as interest expense in the current year period. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of our interest rate swaps were de-designated as cash flow hedges.

The benefit for income taxes was $18.8 million and $39.8 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine month period ending September 30, 2011 and 2010 was 35.2% and 37.5%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.

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

Cash flows from operating activities, as well as the sale of used rental equipment, enable us to fund our operations and service our debt obligations including the continued repayment of our New Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and relative age of our fleet, we have the ability to significantly reduce capital expenditures during difficult economic times by holding our fleet for longer periods of time, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in 000s)
Net cash provided by operating activities	$334,166	$312,449
Net cash used in investing activities	(482,938)	(183,108)
Net cash provided by (used in) financing activities	174,456	(129,006)
Effect of foreign exchange rates on cash	(1,387)	694

Net increase in cash and cash equivalents	$24,297	$1,029

As of September 30, 2011, we had cash and cash equivalents of $27.8 million, an increase of $24.3 million from December 31, 2010. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving facility. The increase in cash is due primarily to an increase in cash and cash equivalents held at our wholly-owned Canadian subsidiary, RSC Equipment Rental of Canada, Ltd. At September 30, 2011, RSC Equipment Rental of Canada, Ltd. had $27.4 million in cash and cash equivalents. In December 2010, RSC Equipment Rental of Canada, Ltd. transferred approximately $27.0 million to RSC Equipment Rental, Inc., which used the funds to pay down our Old Senior ABL Revolving Facility. RSC Equipment Rental, Inc. repaid the outstanding balance to RSC Equipment Rental of Canada, Ltd. in the first quarter of 2011. Refer to the “Financing Activities” section below for additional information.

Operating activities – Net cash provided by operating activities during the nine months ended September 30, 2011 consisted of the add-back of non-cash items and other adjustments of $219.6 million and an increase in operating assets (net of operating liabilities) of $149.1 million offset by a net loss of $34.5 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $163.3 million offset by an increase in accounts receivable resulting in a cash outflow of $37.4 million.

Net cash provided by operating activities during the nine months ended September 30, 2010 consisted of the add-back of non-cash items and other adjustments of $219.7 million and an increase in operating liabilities (net of operating assets) of $159.1 million offset by a net loss of $66.4 million. The most significant change in operating assets and liabilities was an increase in accounts payable of $186.5 million, which was primarily attributable to capital purchases made in the nine months ended September 30, 2010.

Investing activities – Net cash used in investing activities during the nine months ended September 30, 2011 consisted primarily of $551.7 million of capital purchases offset by $117.9 million of proceeds received from the sale of rental and non-rental equipment. Capital expenditures include purchases of rental and non-rental equipment. Additionally, we acquired the net assets of IAE for $49.1 million during the current year period.

Net cash used in investing activities during the nine months ended September 30, 2010 consisted of $271.3 million of capital purchases offset by $86.5 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.

The increase in net cash used in investing activities during the first nine months of 2011, as compared to the first nine months of 2010, was due primarily to our changing priorities with respect to our rental fleet. In response to growing demand for our rental equipment and rising utilization, we purchased $543.3 million of rental fleet in the nine months ended September 30, 2011 up $277.6 million, from $265.7 million in the nine months ended September 30, 2010. Our sales of used rental equipment in the nine months ended September 30, 2011 and 2010 represent a normal part of the rental fleet life cycle.

Financing activities –

$650.0 million Senior Unsecured Notes Offering

On January 19, 2011, we completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on our Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle our outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized as interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, we redeemed $117.0 million of aggregate principal of our 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on our New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, we expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2011. The settlement of our interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we initiated and completed an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes are registered under the Securities Act of 1933 and do not contain restrictions on transfer.

New Senior ABL Revolving Facility

On February 9, 2011, we entered into the New Senior ABL Revolving Facility, which replaced our Old Senior ABL Revolving Facility, and we borrowed $383.0 million of loans under our New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on our Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, we wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

Additionally, on September 28, 2011 the New Senior ABL Revolving agreement was amended to increase the commitment for aggregate borrowings by approximately $110.0 million. Of this amount $85.0 million represents additional U.S. commitments and $25.0 million represents Canadian commitments. No other material modifications were made. Our New Senior ABL Revolving Facility, which is due February 2016, now provides commitments for aggregate borrowings of approximately $1,210.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. In connection with our expansion of the New Senior ABL Revolving Facility, we incurred transaction costs of $0.7 million that will be amortized to interest expense over the remaining term of the New Senior ABL Revolving Facility. The borrowing base reporting requirements that we are subject to under the New Senior ABL Revolving Facility are substantially similar to those under our Old Senior ABL Revolving Facility. Financing activities for the nine months ended September 30, 2011 include net cash proceeds of $454.0 million on our New Senior ABL Revolving Facility and net cash payments of $304.2 million on our Old Senior ABL Revolving Facility.

Other cash used in financing activities during the nine months ended September 30, 2011 includes $21.8 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada, Ltd. and RSC Equipment Rental, Inc., we will periodically transfer excess cash generated from our Canadian operations to the U.S. in order to pay down the outstanding balance on our Senior ABL Revolving Facility. There were no outstanding intercompany loan balances at September 30, 2011. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.

Net cash used in financing activities during the nine months ended September 30, 2010 consists primarily of $106.0 million net payments on our Old Senior ABL Revolving Facility and $21.9 million of repayments on our capital leases.

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of September 30, 2011, we had $2.3 billion of indebtedness outstanding, consisting of $454.0 million under the New Senior ABL Revolving Facility, $503.0 million of 2014 Notes, $400.0 million of 2017 Notes, $200.0 million of 2019 Notes, $650.0 million of 2021 Notes and $88.6 million under capital lease obligations. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $8.6 million and $2.7 million, respectively, in our condensed consolidated balance sheet at September 30, 2011.

As of September 30, 2011, we had an outstanding balance of $454.0 million on our New Senior ABL Revolving Facility leaving $648.1 million available for future borrowings. The available borrowings of $648.1 million are net of outstanding letters of credit.

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

As of September 30, 2011, excess availability on our New Senior ABL Revolving Facility was $648.1 million and we were therefore not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of September 30, 2011, compliance with these financial ratios would have been required and we would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default. We do not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified financial ratios during that time. If an event of default occurred, we would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.

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

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock, make cash dividends or make optional payments on unsecured debt securities is limited to $100.0 million by the New Senior ABL Revolving Facility at September 30, 2011 unless certain payment conditions are satisfied.

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

The table below provides a reconciliation between net income (loss), as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s)
Net income (loss)	$15,833	$(6,422)	$(34,532)	$(66,365)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	87,401	78,890	253,165	232,900
Interest expense, net	47,363	48,446	176,306	146,472
Provision (benefit) for income taxes	10,321	(3,542)	(18,795)	(39,829)

EBITDA	$160,918	$117,372	$376,144	$273,178

Adjustments:
Loss on extinguishment of debt	—	—	15,342	—
Share-based compensation	2,048	1,708	5,216	3,966
Other (income) expense, net	444	(264)	(62)	(364)

Adjusted EBITDA	$163,410	$118,816	$396,640	$276,780

The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s)
Net cash provided by operating activities	$61,023	$142,556	$334,166	$312,449
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	12,527	4,310	37,777	9,635
Gain on settlement of insurance property claims	—	—	—	1,736
Cash paid for interest	52,093	33,301	159,702	126,655
Cash paid (received) for taxes, net	(16,883)	(25,489)	(14,393)	(25,562)
Other (income) expense, net	444	(264)	(62)	(364)
Changes in other operating assets and liabilities	54,206	(35,598)	(120,550)	(147,769)

Adjusted EBITDA	$163,410	$118,816	$396,640	$276,780

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

The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in 000s)
Net cash provided by operating activities	$61,023	$142,556	$334,166	$312,449

Purchases of rental equipment	(175,988)	(118,748)	(543,335)	(265,714)
Purchases of property and equipment	(3,598)	(3,995)	(8,381)	(5,630)
Proceeds from sales of rental equipment	32,245	29,216	113,044	84,315
Proceeds from sales of property and equipment	1,628	533	4,832	2,185
Insurance proceeds from rental equipment and property claims	—	—	—	1,736

Net capital expenditures	(145,713)	(92,994)	(433,840)	(183,108)

Free cash flow	$(84,690)	$49,562	$(99,674)	$129,341

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. In the course of our ongoing analysis of our accounting estimates, adjustments were made in the September 2011 quarter that resulted in an increase to net income of approximately $1.1 million. We have made no significant changes to our critical accounting policies and estimates since December 31, 2010.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that adoption of these amendments will have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in 2012. The adoption of this amendment will result in a change to our current presentation of comprehensive income.

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our financial condition, results of operations or cash flows.

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

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for us is calendar year 2011. Adoption of this guidance did not have an impact on our disclosures for the three and nine months ended September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of September 30, 2011 we have a significant amount of debt under the New Senior ABL Revolving Facility, with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the New Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). We also had $479.4 million of variable rate debt under the Second Lien Term Facility, which was repaid in January 2011. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on the variable rate debt in our debt portfolio as of September 30, 2011, our net interest expense for the nine months ended September 30, 2011 would have increased by an estimated $3.4 million.

To hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, we have utilized interest rate swaps under which we have exchanged floating-rate interest payments for fixed-rate interest payments. In January 2011, in conjunction with the financing activities previously discussed, all outstanding swaps were settled. As of September 30, 2011, no interest rate swaps are outstanding.

As of September 30, 2011, 76.2% of our $2,284.4 million of debt had fixed rate interest.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2011 and September 30, 2010, 6.7% and 6.2%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the nine months ended September 30, 2011, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.6 million for the nine months ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Incremental Amendment, dated as of September 28, 2011, by and among RSC Holdings III, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada, Ltd., Deutsche Bank AG, New York Branch, as U.S. Administrative agent, Deutsche Bank, AG, Canada Branch, as Canadian administrative agent, and other Financial Institutions party thereto	8-K	001-33485	10.1	10/4/2011

4.7	Second Amended and Restated Stockholders Agreement, dated as of October 6, 2011					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

101**	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on October 20, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements					X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RSC HOLDINGS INC.

Signature	Title	Date

/s/ Erik Olsson	President,	October 20, 2011
Erik Olsson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Patricia D. Chiodo	Senior Vice President and	October 20, 2011
Patricia D. Chiodo	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Incremental Amendment, dated as of September 28, 2011, by and among RSC Holdings III, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada, Ltd., Deutsche Bank AG, New York Branch, as U.S. Administrative agent, Deutsche Bank, AG, Canada Branch, as Canadian administrative agent, and other Financial Institutions party thereto	8-K	001-33485	10.1	10/4/2011

4.7	Second Amended and Restated Stockholders Agreement, dated as of October 6, 2011					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

101**	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on October 20, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements					X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.